Form 10KSB
period 2006-12-31
CONVENTION ALL HOLDINGS INC
filed 2007-03-15
CIK 1367416

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 333-136791

CONVENTION ALL HOLDINGS, INC.

(Name of small business issuer in its charter)

DELAWARE	20-5068090
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

1157 Taborlake Walk, Lexington, Kentucky	40502
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (859) 268-8992

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: NONE

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

  State issuer's revenues for its most recent fiscal year:

For the year ended December 31, 2006:  $2,980,814

The aggregate market value of Convention All Holdings Inc. common stock, representing all of its voting stock that was held by non-affiliates on February 22, 2007 was approximately $45,760. The value is based on the sales price of the common stock purchase in the private placement during 2006. There have been so sales of the common stock since the initial purchase by the non-affiliates in the private placement.

  The number of shares outstanding of each of the issuer's classes of common equity:
15,707,600 shares of common stock outstanding as of January 31, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

TABLE OF CONTENTS	PAGE

Part I
Item 1. Description of Business.
Item 2. Description of Property.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis or Plan of Operation.
Item 7. Financial Statements.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 8A. Controls and Procedures.
Item 8B. Other Information.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
Item 13. Exhibits.
Item 14. Principal Accountant Fees and Services.

Part I

Item 1. Description of Business.

Convention All Holdings, Inc. is a Delaware corporation formed on June 22, 2006, to acquire all of the shares of Convention All Services, Inc., an Illinois corporation formed on January 2, 1986. As a result of the closing of a share exchange agreement with the shareholders of Convention All Services, Inc, on August 7, 2006, Convention All Services, Inc., an Illinois corporation, is now the wholly-owned subsidiary of Convention All Holdings, Inc.

Business

Through Convention All Services, Inc. (“CAS”), our wholly-owned subsidiary, we contract with companies to provide installation and dismantling of exhibit properties used on exhibit spaces at convention sites. Other specialty companies design and construct the exhibit properties and are our primary source for clients. Our clients rent the exhibit space for a convention and ship the exhibit components to the show site. Prior to 2007, our employees would unpack the exhibit, lay the carpet, set up the components, and if needed, help merchandise the exhibit when the client arrives at the exhibit site. These tasks would be completed before the show opened and when the show closed, we would dismantle the exhibit and ship the components to the next show or back to our client. We did not perform any construction services for clients.

Commencing in 2007, CAS outsources the installation and dismantling of exhibit properties to other industry service providers in return for a commission based fee structure paid by the service provider. The outsourcing was undertaken to increase profit by reducing operating expenses. CAS receives approximately ten percent (10%) of the income received by the service provider for the work performed for CAS’ clients. The industry service providers install and dismantle the exhibit properties while management of CAS devotes their time to marketing to existing and new clients. All of the sales and marketing efforts are conducted by management of CAS and all of the manual labor is performed by the industry service providers.

Our services are seasonal. There are typically very few shows in December and January each year. McCormick Place, the primary convention center in Chicago, did not schedule any shows for December, 2006. We have historically only provided services to two or three shows in the month of January. In addition, our business is very slow during the months of July and August.

Markets We Serve

We provide services to clients in the following industries:

•	Food

•	Manufacturing Technology

•	Medical

•	Consumer - including electronics, beauty, and motivation

•	Computer

•	Sports

•	Hardware

Areas in which Services are Provided

Our customers are located primarily in Chicago and Detroit.

Customers

Our customers include:

•	Arbaugh

•	Anheuser Busch

•	Anderson Windows

•	Catalyst Exhibit

•	Del Medical Imaging

•	Homedics

•	Imaging Diagnostic

•	JM Smuckers

•	Kraft Foods

•	Medrad

•	Mitsubishi Electronics

•	Nestle Purina Pet Care

•	Okuma

•	Sara Lee

•	Sigs Plastic

•	Wilson Sporting Goods

We did not receive more than ten percent of our revenues from any one customer in 2005, In 2006, we received eleven percent of our revenues from Catalyst Exhibit. We obtain customers through competitive bidding.

Competition

There are over 130 companies in the Chicago area that provide the same type of services that we provide. Our principal competitors are:

•	Renaissance Management

•	Eagle Management

•	Nth Degree

•	Elite Trade Show Services

•	Zenith Labornet

•	Exhibit Installation Specialists

Some of these companies are much larger than CAS. At least one of our competition operates internationally.

Our competitive strength is comprised of 20 years of service to our customers and over 50 years of combined knowledge from Thomas Cassell and Frank Cassell in the trade show service industry. We also have an association with industry leaders which provides us with a competitive advantage.

We also provide 75% of our customers with package pricing. Package pricing involves us providing a fixed quote to a customer for the total cost of setting up and dismantling an exhibit based on an estimate of the time that it will take the company that is performing the work for us to set up and dismantle the exhibit and the cost of materials involved. As long as the exhibit arrives in good condition and there are no unknown conditions that exist at the site that would require adjustment to the exhibit, the customer will be charged the fixed quote. Package pricing permits customers to know the cost of our services up front so that they can plan accordingly. If we offer additional services, such as merchandising the display, then we will estimate the cost of such services and include this cost in the fixed quote.

Governmental Regulations

The services we provide are subject to various federal, state and local laws and regulations including building codes, regulations relating to the safety of our workers, show management rules and guidelines and facility rules and guidelines. We believe we are in substantial compliance with applicable laws, regulations and guidelines.

Employees

We had 410 employees, 15 of which were full-time employees during 2006. Because we currently outsource all of our work, we currently only have 2 full-time employees who are also members of management, Thomas Cassell and Frank Cassell.

In his capacity as Secretary and Director of CAH, Thomas Cassell devotes 80% of his time to the business of the Corporation and the trade show industry. Thomas Cassell devotes his remaining time providing building consulting services to McCormick Place on a show by show basis. McCormick Place is the primary convention center in Chicago. These services are ultimately billed through Convention All Services, Inc. accounted for as a related party account receivable. Thomas Cassell consults for the Metropolitan Pier and Exposition Authority of Chicago, the governing body for all convention centers in Chicago, which provides him access to potential new clients and sales opportunities.

In his capacity as Chief Executive Officer and Director of CAH, Frank Cassell currently devotes 100% of his time to the business of the Corporation.

Patents and Trademarks

We do not own, either legally or beneficially any patent or trademarks.

Item 2. Description of Property.

We have subleased the space at 919 National Avenue, Addison, Illinois 60101 that we were renting in 2006. Our two employees are working from their homes. The Company pays Frank Cassell $250 per month for his home office expenses. Our home offices are adequate for our current needs. We currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Stock
As of December 31, 2006, one billion (1,000,000,000) shares of common stock, $0.000001 par value per share, were authorized for Convention All Holdings, Inc., of which 15,707,600 shares of common stock were issued and outstanding. As of the date of this annual report, we had approximately thirty nine (39) shareholders of record of our common stock. The common stock of Convention All Holdings, Inc. is not subject to any outstanding options or warrants to purchase the common stock granted by the company, nor does it have any conversion rights. We do not have any compensation plans or arrangement under which equity securities are authorized for issuance.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the OTCBB under the symbol CVAH but are unpriced and have not traded.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol - CVAH - but no trading has yet commenced.

Sales of our common stock under Rule 144.

As of December 31, 2006, there are 707,600 shares of our common stock held by non-affiliates and 15,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. We have registered the 457,600 shares held by non-affiliates in a registration statement declared effective by the SEC on February 6, 2007. No Shares have been sold pursuant to Rule 144 of the Securities Act of 1933; and as of February 22, 2007, there are no shares held by affiliates eligible for resale under 144.

After our registration statement was declared effective, the shares of our common stock being offered by our selling shareholders became freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our “affiliates,” which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

(i) Four hundred fifty-seven thousand six hundred (457,600) shares of common stock of CAS were offered and sold in a private placement to accredited investors at a price per share equal to $0.10. CAS stopped accepting subscriptions on January 31, 2006, and the subscription proceeds were paid out of escrow to CAS on September 26, 2006, October 12, 2006 and November 3, 2006. The total offering price for the shares was $45,760. The private placement was exempt from registration under Section 4(2) of the Securities Act or Rule 506 of Regulation D, promulgated by the SEC. In the offering, no general solicitation was made by CAS or any person acting on CAS’s behalf; the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom. There were no underwriting discounts or commissions.

(ii) On August 7, 2006, CAS and CAH entered into an Exchange Agreement providing for the acquisition of shares of CAS by CAH in exchange for shares of CAH. The effective date of the exchange was October 1, 2006.

(iii) International Machinery Movers, Inc. (“IMM”) made a total of three (3) loans to CAH in the aggregate amount of $67,210, all of which were evidenced by promissory notes of CAH. The first two promissory notes are dated January 1, 2006, and the third promissory note is dated August 29, 2006. On November 6, 2006, IMM converted the loans in the amount of $67,210 into 336,050 shares of convertible preferred stock of CAH, as permitted by the terms of the promissory notes. The conversion ratio was one (1) share for every $0.20 of outstanding principal on the notes. On November 28, 2006, CAH converted its 336,050 shares of non-voting convertible preferred stock into 250,000 shares of common stock of CAH. The issuance of promissory notes to IMM and the conversion of the promissory notes to preferred stock of CAH and the conversion of the preferred stock to common stock of CAH was exempt from registration under Section 4(2) of the Securities Act In the offering, no general solicitation was made by CAS or any person acting on CAS’s behalf; IMM is an accredited investor; the securities were sold subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom. There were no underwriting discounts or commissions.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

Convention All Holdings, Inc. is a Delaware corporation formed on June 22, 2006, to acquire all of the shares of Convention All Services, Inc., an Illinois corporation formed on January 2, 1986. As a result of the closing of a share exchange agreement with the shareholders of Convention All Services, Inc., on August 7, 2006, Convention All Services, Inc., an Illinois corporation, is now the wholly-owned subsidiary of Convention All Holdings, Inc.

Through Convention All Services, Inc., we provide installation and dismantling of exhibit properties used on exhibit spaces at convention sites. We currently outsource these services to other industry service providers.

Our competitive strengths are the 20 years of service to our customers and over 50 years of combined knowledge from Thomas Cassell and Frank Cassell in the trade show service industry.

Plan of Operation

Over the next twelve months, we anticipate performing services for about 117 customers at approximately 50-60 shows which will produce approximately $250,000 in income. We typically have 10-20 customers and install and dismantle 10-20 exhibits at a large show. Our goal is to obtain at least one new customer for every show next year.

In an effort to increase profit by reducing operating expenses, Convention All Services, Inc. (“CAS”) contracts with other industry service providers to outsource the servicing of its clients business in return for a commission based fee structure paid by the service provider. CAS receives approximately ten percent (10%) of the income received by the service provider for the work performed for CAS’ clients. The industry service providers install and dismantle the exhibit properties while management of CAS devotes their time to marketing to existing and new clients. All of the sales and marketing efforts are conducted by management of CAS and all of the manual labor is performed by the industry service providers. The outsourcing of services has enabled CAS to reduce its operating expenses by reducing labor and fixed overhead expenses, while maintaining a stream of revenue achieved by a non-exclusive subcontracting agreement with industry service providers. If CAS is able to achieve an additional $1 million book of business in 2007, then CAS will receive approximately $100,000 in additional income in 2007 which will cause it to be profitable because of the reduced operating expenses. We will continue to exhibit the following shows during the next twelve months:

International Housewares (customer that exhibits at this show is Homedics)

Food Marketing Institute (customer that exhibits at this show is Kraft Foods)

National Restaurant Association (customers that exhibit at this show are Sara Lee, Kraft Foods, and JM Smuckers)

Radiology Society of North America (customers that exhibit at this show are Medrad, Homedics, Mitsubishi Electronics and Del Medical Imaging)

AHR - International Air Conditioning, Heating and Refrigeration

We do not to purchase or sell any plant or significant equipment or engage in any research and development.

We believe income from continuing operations over the next twelve months will be sufficient to satisfy our cash requirements. If we need additional cash in the next twelve months, we will sell additional shares of common stock to supply any needed cash; however, we do not anticipate needing any additional cash during the next twelve months.

Analysis of Financial Condition and Results of Operation

Our direct operating costs were 80.82% of revenues for the year ending December 31, 2006. Our direct operating costs were 83.67% of revenues for the year ending December 31, 2005. The 2.85% decrease of operating costs in relation to revenues for the year 2006 compared to the comparable period in 2005 is due to lower office and warehouse costs because of moving warehouses in December, 2005.

Our revenues from 2005 to 2006 increased 27.19% due to the convention business at McCormick Place increasing. McCormick Place has held an increased number of shows at its facility in the past few years, including the International Machine Tool Show, the International Plastics Show and the Air Conditioning, Heating and Refrigeration Show. We expect our revenues and operating costs and expenses to increase steadily in the future as we slowly expand our business as we increase our customer base. The conditions that affect the convention industry are similar to those that affect the travel industry and include the general state of the economy, gas prices, and terrorism. In addition, the additional use of technology negatively affects the convention industry.

We do not have any contracts with government agencies.

Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006 we had revenues of $2,980,814 and for the year ended December 31, 2005 we had revenues of $2,343,646. Our revenues increased by 27.19% for the year ending December 31, 2006, compared to the year ending December 31, 2005, due to the convention business at McCormick Place increasing.

During these periods our expenses consisted of the following:

	2006	2005
Direct operating costs	$2,409,291	$1,960,770
Selling, general and administrative	623,707	514,508
Depreciation	9,922	27,025
Interest expense	27,575	29,019

For the year ending December 31, 2006 we had net income of $18,694 and for the year ending December 31, 2005, we had a net loss of $187,676. CAH received $100,000 on September 18, 2006, representing the net settlement proceeds due from the disposition of all lawsuits, claims and interest in an apartment unit and property in Mullet Bay at St. Maarten that was owned by CAH and destroyed by the two hurricanes in 1995. This settlement accounted for $100,000 of income other than revenues from business operations. Our direct operating costs for the year ended December 31, 2006, increased 22.87% from our direct operating costs for the year ending December 31, 2005, due to the increase in revenues. The 22.87% increase of direct operating costs are 4.32% lower than the 27.19% increase of revenues for the comparison of the years ending 2006 and 2005.

Our selling, general and administrative costs for the year ending December 31, 2006 increased 21.22% from our selling, general and administrative costs for the year ending December 31, 2005 due to the increase in legal and accounting fees associated with becoming a public company. The 21.22% increase of selling, general and administrative costs are 5.97% lower than the 27.19% increase of revenues for the comparison of the years ending 2006 and 2005

Liquidity and Capital Resources

Our annual operating expenses vary based upon the number of exhibits that we assemble and dismantle, as the majority of our costs are labor expenses. Labor expenses were 85.28% of operating expenses for the year ended December 31, 2006, and 71.77% of operating expenses for the year ended December 31, 2005.

Our sources of liquidity include (i) a line of credit to CAS from American Chartered Bank in an amount up to $400,000, (ii) loans from IMM in an aggregate amount of $67,210 to cover the costs of our SB-2 registration statement and to satisfy our on-going SEC reporting requirements, (iii) settlement income in the amount of $100,000 from the net proceeds received on an apartment unit destroyed in 1995, and (iv) subscription proceeds in the amount of $45,000 received from the sale of common stock of CAH. CAH received $100,000 on September 18, 2006, representing the net settlement proceeds due from the disposition of all lawsuits, claims and interest in an apartment unit and property in Mullet Bay at St. Maarten that was owned by CAH and destroyed by the two hurricanes in 1995. During the third and fourth quarter of 2006, CAH received a total of $45,000 in subscriptions from the sale of common stock of CAH in a private placement. CAH used the $100,000 in settlement income and $45,000 in proceeds from the sale of stock for ongoing business expenses.

Frank Cassell, Thomas Cassell and James Cassell owned a building located at 205 Fairbank Street, Addison, Illinois and CAS rented 10,000 square feet (1,900 of which was office space and 8,100 of which consisted of a warehouse for storage) in this building. At the end of 2003, CAS lost its largest client, ADAC due to the acquisition of ADAC. Prior to this time, CAS permitted ADAC to store materials in its warehouse and received approximately $46,000 per year from ADAC for providing the storage space to ADAC. CAS was unable to replace ADAC and therefore did not need the warehouse space. The building was sold on December 16, 2005, and $140,000 of the proceeds of the sale were used to reduce amounts outstanding under CAS’ Line of Credit with American Chartered Bank (see Notes 4 and 5 to the financial statements). The sale of the building has benefited CAS financially in that a portion of the sales proceeds were used to reduce CAS’ Line of Credit with American Chartered Bank and CAS is not straddled with a monthly rent payment on a warehouse that is no longer being used.

The net loss for the year ended December 31, 2005 and significant losses from operations in prior years have caused our auditors, Malone & Bailey, PC, to issue an opinion indicating that there is substantial doubt as to our ability to continue as a going concern. In an effort to increase profit by reducing operating expenses, CAS currently outsources the servicing of its clients’ business in return for a commission based fee structure paid by the service provider. This should enable CAS to reduce its operating expenses by reducing labor and fixed overhead expenses, while maintaining a stream of revenue achieved by a non-exclusive subcontracting agreement with other service providers. In addition, management is looking for merger candidates to maximize shareholder value. Notwithstanding, management believes that we have sufficient customers and jobs for 2007 to generate sufficient cash to support its operations during this time period.

Off-Balance Sheet Arrangements

CAS has a line of credit with American Chartered Bank that allows for borrowings up to a maximum of $400,000. The rate of interest on the unpaid principle balance is .75% over The Wall Street Journal prime index. The line of credit is secured by accounts receivable and substantially all other assets of CAS. In addition, when Frank Cassell, Thomas Cassell and James Cassell sold the building located at 205 Fairbank Street, Addison, Illinois, these individuals placed $300,000 of the sales proceeds in a money market account with American Chartered Bank and pledged such proceeds to American Chartered Bank as collateral security for the line of credit. The balance of the money market account pledged as collateral is $297,437 as of December 22, 2006. Loan covenants prohibit borrowing in excess of 80% of accounts receivable less than 90 days old. CAS owed $290,000 under the line of credit at December 31, 2006, which represents 93.74% of eligible accounts receivable as of December 31, 2006.

CAS occupied premises owned by certain shareholders and their father from June 1, 1994 through December 16, 2005 and paid annual rent to these related parties of $55,876 and $52,179 for the years ended December 31, 2005 and 2004. The building was sold on December 16, 2005. The shareholders used $60,000 of the sales proceeds to pay down the line of credit. In addition, the shareholders, who are also officers of the company, paid $140,000 to the financial institution holding CAS’s line of credit and the account receivable from officers was reduced accordingly. There was no outstanding balance in accounts receivable from officers at December 31, 2006 or December 31, 2005.

On December 1, 2005 CAS leased, from a third party, a building under a thirteen month lease with renewal options. This lease requires annual payments of $16,800 plus utilities.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates. Our critical estimates include its allowance for doubtful accounts and its deferred tax valuation allowance.

Our uncertainty over whether our customers will have the ability to pay for the services we provide impacts our estimate of the collection of doubtful accounts.  We base our estimate on our collections history for the specific clients and our understanding of the industry in general.  There is no published industry information regarding the credit worthiness or default ratios for our industry which we would consider to be more reliable than our own knowledge of our customers and their individual financial conditions.  Accordingly, we base our estimate of the allowance for doubtful accounts on our collections history for the specific clients, their circumstances, and the aging of our accounts receivable balance.  We could incur a different default experience than we are able to estimate, resulting in collections of amounts that were previously considered to be uncollectible.  Alternatively, we may need to increase the allowance in excess of our previous estimate as amounts which were thought to be uncollectible become delinquent.  Our experience has been that our estimates have been very reliable.  For example, for fiscal years 2006 and 2005 and for the nine months ended September 30, 2006, we have not incurred bad debts in excess of our reported allowance for doubtful accounts, nor have we collected amounts which were previously estimated to be uncollectible.

Our uncertainty over whether we will be able to experience positive operating results impacts our estimate of the deferred tax valuation allowance.  Our estimate is subject to Statement of Financial Accounting Standards No 109, Accounting for Income Taxes, which requires that we only recognize a deferred tax asset that is more likely than not to be realized.  Based our experienced net losses, we estimate that it is not more likely than not that we will be able to generate taxable net income.  Until we can demonstrate that we can experience sufficient taxable income for book purposes, we are uncertain whether we will be able to realize the benefit from loss carryforwards which are the basis for the deferred tax asset.  Accordingly, the deferred tax asset is fully impaired by the deferred tax valuation allowance.  It is possible that we could experience book taxable income, which would allow us to receive a tax benefit from the reduction in deferred tax asset valuation allowance wholly or partially offsetting the period tax expense for book purposes.

Item 7. Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Convention All Holdings, Inc.
Chicago, IL

We have audited the accompanying consolidated balance sheets of Convention All Services, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Convention All Holdings, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conventional All Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Convention All Holdings, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Convention All Holdings, Inc. has incurred net losses from operations and had an accumulated deficit of $663,767 at December 31, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas March 2, 2007

CONVENTION ALL HOLDINGS, INC.
(formerly Convention All Services, Inc.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$42,391	$88,031
Accounts receivable	384,380	319,999
Accounts receivable related parties	20,000	-
Other current assets	-	8,350
Total current assets	446,771	416,380

Property and equipment, net of accumulated depreciation of $102,325 and $234,663	14,642	24,383
TOTAL ASSETS	$461,413	$440,763

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$91,761	$110,180
Accounts payable related parties	22,868	-
Line of credit Deferred revenues Convertible note payable	290,000 - -	370,000 15,155 20,500
Total current liabilities	404,629	515,835

Shareholders’ Equity (Deficit)
Preferred stock. $0.000001 par value; 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized, 15,707,600 and 15,457,600 shares issued and outstanding, respectively	16	15
Additional paid-in capital	720,535	653,134
Accumulated deficit	(663,767)	(682,461)
Subscription receivable	-	(45,760)
Total shareholders’ equity (deficit)	56,784	(75,072)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$461,413	$440,763

See accompanying notes to the consolidated financial statements.

CONVENTION ALL HOLDINGS, INC.
(formerly Convention All Services, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues	$2,980,814	$2,343,646
Direct operating costs	2,409,291	1,960,770
Gross margin	571,523	382,876

Selling, general and administrative	623,707	514,508
Depreciation	9,922	27,025
Loss from operations	(62,106)	(158,657)
Settlement income	100,000	-
Interest expense, net	(27,575)	(29,019)
Gain on the sale of assets	8,375	-

Net income (loss)	$18,694	$(187,676)

Income (loss) per share - basic and diluted	$0.00	$(0.01)
Weighted average shares outstanding - basic and diluted	15,480,203	15,457,600

See accompanying notes to the consolidated financial statements.

CONVENTION ALL HOLDINGS. INC.
(formerly Convention All Services, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Shares	Preferred Stock at Par Value	Common Shares	Common Stock at Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balances at January 1, 2005	-	-	15,457,600	$15	$653,134	$(45,760)	$(494,785)	$112,604

Net loss	-	-	-	-	-	-	(187,676)	(187,676)
Balances at December 31, 2005	-	-	15,457,600	15	653,134	(45,760)	(682,461)	(75,072)
Cash received from subscriptions	-	-	-	-	-	45,760	-	45,760
Conversion of notes payable for preferred stock	336,050	-	-		67,402	-	-	67,402
Conversion of preferred stock for common stock	(336,050)	-	250,000	1	(1)	-	-	-
Net income	-	-	-	-	-	-	18,694	18,694
Balances at December 31, 2006	-	-	15,707,600	$16	$720,535	$-	$(663,767)	$56,784

See accompanying notes to the consolidated financial statements.

CONVENTION ALL HOLDINGS, INC.
(formerly Convention All Services, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$18,694	$(187,676)

Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	9,922	27,025
Gain on sale of assets	(8,375)	-
Changes in operating assets and liabilities:
Accounts receivable	(54,381)	(11,154)
Accounts receivable related parties	(20,000)	-
Other current assets	8,350	(8,350)
Accounts payable and accrued expenses	(18,419)	27,357
Accounts payable related parties	22,868	-
Deferred revenues	(15,155)	(34,063)
Net cash used in operating activities	(56,496)	(186,861)

Cash flows from investing activities:
Loans to officers	-	(350,342)
Collections on loans to officers	-	413,353
Purchases of property and equipment	(1,806)	(3,302)
Net cash provided by/(used in) investing activities	(1,806)	59,709

Cash flows from financing activities:
Draws on line of credit	650,000	420,000
Repayment of line of credit	(730,000)	(260,000)
Cash received from subscriptions	45,760	-
Proceeds from convertible note payable	46,902	20,500
Net cash provided by ~~used in~~ financing activities	12,662	180,500

Net increase/(decrease) in cash and cash equivalents	(45,640)	53,348

Cash and cash equivalents, at beginning of year	88,031	34,683

Cash and cash equivalents, at end of year	$42,391	$88,031

Supplemental Disclosures:
Interest paid	$27,575	$29,019
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Preferred stock issued for convertible note	$67,402	$-
Conversion of preferred stock to common stock	$1	$-
Receivable for the sale of assets	$10,000	$-
Proceeds from officers used to reduce amounts outstanding under the line of credit and receivables from officers	$-	$200,000

See accompanying notes to the consolidated financial statements.

CONVENTION ALL HOLDINGS, INC.
(formerly Convention All Services, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Convention All Holdings, Inc. (“Holdings”) is a Delaware corporation formed on June 22, 2006, to acquire all of the shares of Convention All Services, Inc. (“Services”). As a result of the closing of a share exchange agreement with the shareholders of Services, on August 7, 2006, Services is now the wholly−owned subsidiary of Holdings.

Services was incorporated in the state of Illinois on January 2, 1986 and engaged in installation and dismantling of exhibit properties primarily in Chicago, Detroit, Orlando, New Orleans and Las Vegas.

The consolidated financial statements have been presented to show the effects of this reorganization as of the beginning of 2004, and reflect the assets and liabilities of Services at historical cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheet, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the income statement. Actual results could differ from those estimates. When additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results.

Cash and Cash Equivalents

Investments with an original maturity of three months or less when purchased are considered to be to be cash equivalents and are stated at cost.

Revenue Recognition

Holdings recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Deferred Revenues

Holdings recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenues.”

Income Taxes

Holdings accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Basic and diluted net income or (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128. SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was no allowance for doubtful accounts as of December 31, 2006 or 2005.

Property & Equipment

Property and equipment are stated at cost. Holdings provides for depreciation using the straight-line method over an estimated useful life for furniture and equipment of five years.

Recently Issued Accounting Pronouncements

Holdings does not expect the adoption of recently issued accounting pronouncements to have a significant effect on Holdings’ results of operations, financial position or cash flow.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates. Holdings’ critical estimates include its allowance for doubtful accounts and its deferred tax valuation allowance. Changes to these estimates could have an impact on Holdings’ financial statements.

NOTE 3 - GOING CONCERN

Holdings has incurred significant losses from operations in prior years and had an accumulated deficit as of December 31, 2006 in the amount of $663,767. This condition raises substantial doubt as to Holdings’ ability to continue as a going concern. To finance Holdings’ net losses, the shareholders have sold the primary facility used by Holdings and used the proceeds to reduce amounts outstanding under the Line of Credit (see Notes 4 and 5). There can be no assurance that the shareholders will have the ability to continue to make financing available to Holdings in the future. The shareholders are under no legal obligation to provide additional loans to the company. In the event that the shareholders cannot continue to make such loans, or that Holdings does not receive funds from other sources, Holdings may be unable to continue to operate as a going concern.

Management is trying to raise additional capital through sales of its common stock and is seeking financing from third parties. There is no assurance that the funds generated from these activities or other sources will be sufficient to provide Holdings with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Holdings is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Holdings occupied premises owned by the shareholders and their father from January 1, 2005 through December 16, 2005 and paid annual rent to these related parties of $55,876 for the year ended December 31, 2005. The building was sold on December 16, 2005. The shareholders used $60,000 of the sales proceeds to pay down the line of credit. In addition, the shareholders, who are also officers of the company, paid $140,000 to the financial institution holding Holdings’ line of credit and the account receivable from officers was reduced accordingly.

Accounts receivable from related parties as of December 31, 2006 amounted to $20,000 and represented a trade receivable resulting from sales to an officer.

NOTE 5 - LINE OF CREDIT

Holdings has a line of credit with American Chartered Bank that allows for borrowings up to a maximum of $400,000. The rate of interest on the unpaid principle balance is .75% over The Wall Street Journal prime index. The line of credit is secured by accounts receivable and substantially all other assets of Holdings. In addition, certain shareholders and related parties have pledged personal assets as collateral. Loan covenants prohibit borrowing in excess of 80% of accounts receivable less than 90 days old. Holdings owed $290,000 and $370,000 under the line of credit as of December 31, 2006 and 2005, respectively. The balance of the line exceeds the amount of eligible accounts receivable as of December 31, 2006 and 2005.

NOTE 6 -CONVERTIBLE NOTE PAYABLE

International Machinery Movers, Inc. ("IMM"), an unrelated entity, agreed to advance Holdings all funds necessary to file and complete the SB-2 registration statement and meet Holdings’ on-going SEC reporting requirements. As of December 31, 2005, the convertible debt was pursuant to an oral agreement, bore no interest and was due upon demand. The number of shares of common stock that can be acquired upon conversion of the debt shall be as mutually agreed, between 60,000 and 100,000 shares. If the shares of common stock currently owned by Holdings’ principal shareholders are sold by the principal shareholders in a transaction resulting in a change of control, the common stock must be redeemed for a mutually agreed price per share.

The balance of the convertible notes payable amounted to $20,500 as of December 31, 2005. Additional amounts totaling $46,902 were advanced on this note payable during the year ended December 31, 2006. As described further in Note 6 below, this note was converted into preferred stock on November 6, 2006.

NOTE 7 - PREFERRED AND COMMON STOCK

On November 6, 2006, IMM converted its $67,402 promissory notes into 336,050 shares of nonvoting convertible preferred stock of Holdings, as permitted by the terms of the promissory notes. The conversion ratio was one (1) share for every $0.20 of outstanding principal on the notes. On November 28, 2006, IMM converted its 336,050 shares of nonvoting convertible preferred stock into 250,000 shares of common stock of Holdings.

NOTE 8 - INCOME TAXES

As of December 31, 2006, Holdings has accumulated net operating losses of $258,443 for income tax purposes, which generated deferred tax assets of $62,175. These losses will expire in the years 2024 through 2026.

At this time, management believes that Holdings is not likely to generate sufficient taxable income to utilize the carry-forwards and has established a full valuation allowance against the deferred tax assets.

Deferred tax assets	$62,175
Less: valuation allowance	(62,175)
Net deferred taxes	$-

NOTE 9 - CONCENTRATION IN SALES TO FEW CUSTOMERS

In 2006, one large customer accounted for 11% of net sales. In 2005 the same customer accounted for 10% of net sales.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures:

Conventional All Holdings, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its annual audit of the financial statements of Conventional All Holdings, Inc. for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies in our internal controls related to the accounting for related party, asset, debt and equity transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the review process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by providing training and support to our accounting staff, referring to the expertise of a consultant in the treatment of new transactions, assisting in the development and implementation of accounting policies and procedures, and by implementing an internal review process. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B. Other Information.

Nothing to Report

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Position
Thomas Cassell	51	Secretary and Director
Frank Cassell	58	Chief Executive Officer and Director

Mr. Thomas Cassell has been our Secretary and Director since our inception in June, 2006. He has been CEO of our subsidiary, Convention All Services, Inc. since January 2, 1986.

Mr. Frank Cassell has been our Chief Executive Officer and Director since our inception in June 2006. He has been Chief Financial Officer, Treasurer and Director of our subsidiary since January 2, 1986.

Frank Cassell devotes 100% of his time to our business, and Thomas Cassell devotes 80% of his time to our business. Thomas Cassell and Frank Cassell are brothers.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Based on our records and other information, we believe that in 2006 our directors, executive officers and shareholders owning 10% or more of the common stock of the Convention All Holdings, Inc. met all applicable SEC filing requirements.

Code of Ethics

Convention All Holdings, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers. Both Frank Cassell, the Chief Executive Officer of the company and Thomas Cassell, the Secretary of the company, have executed the Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

Audit Committee

Convention All Holdings, Inc. does not have a separately-designated audit committee. The entire board of directors serves as the audit committee of the company. The Board of Directors has determined that Frank Cassell is an “audit committee financial expert” as defined in the applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Frank Cassell is not independent under the NASDAQ listing standards because he is an executive officer and employee of the Company.

Item 10. Executive Compensation.

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2006 and 2005 by our two officers.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)		Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compen-sation (g)	Non-qualified Deferred Compen-sation Earnings (h)	All Other Compen-sation (i)(1)	Total (j)
Frank Cassell Chief Executive Officer and Director	2006 2005	$ $	48,000 60,000	$32,000 0	- -	- -	0 0	0 0	0 0	$ $	80,000 60,000
Thomas Cassell Secretary and Director	2006 2005	$ $	48,000 60,000	$32,000 0	- -	- -	0 0	0 0	0 0	$ $	80,000 60,000

Employment Agreements

We do not have employment agreements with either Frank Cassell or Thomas Cassell or any other officer or employee.

Stock Options and Stock Awards

We have not granted any stock options or stock awards to any of our officers since inception and none of our officers hold any options to purchase any shares of our common or preferred stock.

Retirement and Change in Control

We currently do not have any plans that provide for payment of retirement benefits including tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

In addition, we do not have any contracts that provide payments to officers at or following or in connection with the resignation, retirement or other termination of such officer or a change in control.

Director Compensation

We do not pay our directors any fees or other compensation for serving as directors. We have not granted any stock options or stock awards to any of our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2006, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Frank Cassell	7,500,000	47.75%
Thomas Cassell	7,500,000	47.75%
All Directors and named Executive Officers as a group [2 persons]	15,000,000	95.50%

The table above is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,707,600 shares of common stock outstanding as of December 31, 2006.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

Convention All Holdings, Inc. does not have a compensation plan under which equity securities are authorized for issuance.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

None

Director Independence

Neither Frank Cassell nor Thomas Cassell, our two directors, are independent under the NASDAQ listing standards because both directors are executive officers and employees of the company.

Item 13. Exhibits.

The following exhibits listed are filed as part of this Report:

Exhibit Number	Description
*2	Exchange Agreement

*3.1	Articles of Incorporation of Convention All Holdings, Inc.

*3.2	Certificate of Amendment of Certificate of Incorporation of Convention All Holdings, Inc.

*3.3	Bylaws of Convention All Holdings, Inc.

*3.4	Articles of Incorporation of Convention All Services, Inc.

*10.1	Lease Agreement with the Roselli Group LLC

*10.2	Memorandum of Lease with Thomas S. Cassell and Frank P. Cassell

*10.3	Loan Agreement with American Chartered Bank

14.1	Code of Ethics

*21	Subsidiaries of Convention All Holdings, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Frank Cassell

32.1	Section 1350 Certification, Frank Cassell

*	Incorporated herein by reference from Convention All Holdings, Inc.’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 26, 2007.

Item 14. Audit Fees

Audit Fees

For fiscal year end December 31, 2005: $ 28,800
For fiscal year end December 31, 2006: $ 42,535

Convention All Holdings, Inc. did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive
Officer	Frank Cassell	March 12, 2007	/s/ Frank Cassell

Principal Accounting	Frank Cassell	March 12, 2007	/s/ Frank Cassell
Officer

Principal Financial
Officer	Frank Cassell	March 12, 2007	/s/ Frank Cassell

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Frank Cassell	Frank Cassell	Director	March 12, 2007

/s/ Thomas Cassell	Thomas Cassell	Director	March 12, 2007