Form 10QSB
period 2007-03-31
MIT Holding, Inc.
filed 2007-05-21
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act

Commission File Number  333-13679

MIT Holding, Inc.

(Exact name of small business issuer as specified in its charter)

Convention All Holdings, Inc.

(Former Name of registrant, if applicable)

Delaware	20-5068091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
37 West Fairmont Ave., Suite 202 Savannah, GA	31406
(Address of principal executive offices)	(Zip Code)

(912) 925-1905
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, par value $.000001, outstanding as of March 31, 2007: 15,707,600 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Index to Form 10-QSB
		Page No.
Part I - Financial Information

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheet as of December 31, 2006 and March 31, 2007		3
Consolidated Statements of Operations for the Three Months ended March 31, 2006 and March 31, 2007		4
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2007		5

Notes to Consolidated Financial Statements		6

Item 2. Management’s Discussion and Analysis		8

Part II - Other Information
Item 1.	Legal Proceedings	12
Item 2	Unregistered Sales of Equity Securities and uses of funds.	12
Item 3.	Defaults upon Senior Securities	12
Item 4.	Submission of matters to a vote of security holders.	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

Signatures		14
Certifications		15-19

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)
BALANCE SHEETS
MARCH 31, 2007 and DECEMBER 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$69,869	$42,391
Accounts receivable	125,853	384,380
Accounts receivable related parties	20,000	20,000
Other current assets	-	-
Total current assets	215,722	446,771

Property and equipment, net of accumulated depreciation of $102,325 & $102,325	14,642	14,642
TOTAL ASSETS	$230,364	$461,413

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$52,721	$91,761
Accounts payable related parties	22,868	22,868
Line of credit	150,000	290,000
Deferred revenues	-	-
Convertible note payable	-	-
Other liabilities		-
Total current liabilities	225,589	404,629

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock. $0.000001 par value; 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized, 5,707,600 and 15,457,600 shares issued and outstanding, respectively	16	16
Additional paid-in-capital	720,535	720,535
Accumulated deficit	(715,776)	(663,767)

Total shareholders’ equity (deficit)	4,775	(56,784)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$230,364	$461,413

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	2007		2006

Revenues		$45,650		$669,462

Direct operating costs		15,333		548,720
Gross margin		30,317		120,742

Selling, general and administrative		78,243		119,487
Depreciation		0		3,247
Loss from operations		(47,926)		(1,992)

Interest expense, net		4,081		6,674

Net income (loss)		$(52,007)		$(8,666)

Loss per share - basic and diluted	$		$
Weighted average shares outstanding - basic and diluted

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2007 AND 2006
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(52,007)	$(8,666)

Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	0	3,251
Bad debt expense	-	-
Changes in operating assets and liabilities:
Accounts receivable	258,527	(103,458)
Accounts receivable related parties	-	-
Other current assets	-

Accounts payable and accrued Expenses	(39,042)	48,576
Deferred revenues	-	(12,465)
Other liabilities		23,631
Net cash provided by/(used in) operating activities	167,478	(49,131)

Cash flows from investing activities:

Net cash provided by/(used in) investing activities	-	-

Cash flows from financing activities:
Draws on line of credit	-	140,000
Repayment of line of credit	(140,000)	(120,000)
Cash received from subscriptions	-	-
Process from convertible note payable	-	-
Net cash provided by/(used in) financing activities	(140,000)	20,000

Net increase/(decrease) in cash and cash equivalents	27,478	(29,131)

Cash and cash equivalents, at beginning of year	42,391	88,031

Cash and cash equivalents, at end of year	$69,869	$58,900

Supplemental Disclosures:
Interest paid	$4,081	$6,674
Income taxes paid	-	-

Non-cash Financing and Investing Activities:
Common stock issued for convertible note	$-	$-
Proceeds from officers used to reduce amounts outstanding under the line of credit and receivables from officers		-

MIT HOLDING INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BUSINESS & ORGANIZATION

Convention All Services (“CAS”) was incorporated in the state of Illinois on January 2, 1986 and engages in installation and dismantling of exhibit properties primarily in Chicago, Detroit, Orlando, New Orleans and Las Vegas.

Mit Holding, Inc (formerly Convention All Holdings, Inc., which was formerly CAS) (“MIT” or the “Company”) is a Delaware corporation formed on June 22, 2006, to acquire all of the shares of CAS. As a result of the closing of a share exchange agreement with the shareholders of CAS, on August 7, 2006, CAS is now the wholly −owned subsidiary of MIT. The consolidated financial statements have been presented to show the effects of this reorganization as of the beginning of 2004, and reflect the assets and liabilities of CAS at CAS' historical cost.

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

MIT’s significant accounting policies are as follows:

Cash and Cash Equivalents - MIT considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - MIT recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Deferred Revenues - The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenues.”

Income Taxes - MIT recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. MIT provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Earnings Per Share - Basic and diluted net income or (loss) per share calculations are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Allowance for Doubtful Accounts - Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.  There was $0 allowance for doubtful accounts as of December 31, 2006.

Property & Equipment - Property and equipment are stated at cost. MIT provides for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment     5 years

Recently Issued Accounting Pronouncements - MIT does not expect the adoption of recently issued accounting pronouncements to have a significant effect on MIT's results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, MIT has incurred significant losses from operations in prior years. This condition raises substantial doubt as to MIT's ability to continue as a going concern. To finance MIT’s net losses, the shareholders have sold the primary facility used by MIT and used the proceeds to reduce amounts outstanding under the Line of Credit (see Notes 4 and 5). There can be no assurance that the shareholders will have the ability to continue to make financing available to MIT in the future. The shareholders are under no legal obligation to provide additional loans to the company. In the event that the shareholders cannot continue to make such loans, or that MIT does not receive funds from other sources, MIT may be unable to continue to operate as a going concern.

Management is trying to raise additional capital through sales of its common stock and is seeking financing from third parties. There is no assurance that the funds generated from these activities or other sources will be sufficient to provide MIT with the capital needed to continue as a going concern. The financial statements do not include any adjustments that might be necessary if MIT is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

MIT occupied premises owned by certain principal shareholders and their father from January 1, 2005 through December 16, 2005 and paid annual rent to these related parties of $55,876 for the year ended December 31, 2005. The building was sold on December 16, 2005. The shareholders used $60,000 of the sales proceeds to pay down the line of credit. In addition, the shareholders, who are also officers of the company, paid $140,000 to the financial institution holding MIT’s line of credit and the account receivable from officers was reduced accordingly. There was no outstanding balance in accounts receivable from officers at December 31, 2006.

NOTE 5 - LINE OF CREDIT

MIT has a line of credit with American Chartered Bank that allows for borrowings up to a maximum of $400,000. The rate of interest on the unpaid principle balance is .75% over The Wall Street Journal prime index. The line of credit is secured by accounts receivable and substantially all other assets of MIT. In addition, certain shareholders and related parties have pledged personal assets as collateral. Loan covenants prohibit borrowing in excess of 80% of accounts receivable less than 90 days old. MIT owed $150,000 under the line of credit at March 31, 2007.

NOTE 6 - PREFERRED AND COMMON STOCK

MIT is authorized to issue 1,000,000,000 shares of common stock at a par value of $.000001.

During fiscal 2006, MIT collected $45,760 from subscriptions receivables.

On November 6, 2006, converted its $67,402 promissory notes into 336,050 shares of non−voting convertible preferred stock of MIT, as permitted by the terms of the promissory notes. The conversion ratio was one (1) share for every $0.20 of outstanding principal on the notes. On November 28, 2006, IMM converted its 336,050 shares of non−voting convertible preferred stock into 250,000 shares of common stock of MIT.

NOTE 7 - SUBSEQUENT EVENTS

CONVERTIBLE NOTE PAYABLE

On March 29, 2007, the Board of Directors authorized the Company to sell and convey to Tom Cassell and Frank Cassell all of the Company’s right, title and 100% ownership in CAS (the “Subsidiary”), an Illinois corporation, specifically including its assets and liabilities, and all the remaining assets and liabilities of the Company, if any. As of April 4, 2007, the Company had entered into a stock purchase agreement for the Company to sell all the common stock of its wholly owned subsidiary (the “Subsidiary Sale”) and all or substantially all of the assets of the Company to the Cassells. As a result the Company sold off its existing business, and replaced its management.

On April 5, 2007, Mr. Frank Cassell and Mr. Tom Cassell (the “Cassells”) entered into an Affiliate Stock Purchase Agreement (the “Transaction”) with Bruce Meyers, as representative of the purchasers (“Buyers’ Rep.”), pursuant to which the Cassells sold 15,000,000 shares of the common stock, par value $0.000001 per share of MIT (then named Convention All Holdings, Inc.), to Buyers’ Rep., for an aggregate purchase price of $650,000.00.

MERGER WITH MIT HOLDING, INC.; NAME CHANGE.

On May 2, 2007, MIT, through MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary of MIT ("Acquisition Sub") acquired a 100% ownership interest in Medical Infusion Group, Inc., a Delaware corporation (formerly MIT Holding, Inc.) (“Group”), through a merger of Group with and into Acquisition Sub in exchange for 32,886,779 shares of MIT’s common stock (the "Merger"). In addition, 7,700,540 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred Stock and 7,700,540 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $.75 per share (the “Warrants”). The Series A Preferred Stock and Warrants were issued in exchange for identical Series A Preferred Stock and Warrants issued by Group in a private placement as of May 6, 2007. Group is the sole shareholder of MIT Ambulatory Care Center, Inc., a Georgia corporation (“Ambulatory”) and Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”). As a result of the Merger, MIT now owns 100% of Group, which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of Ambulatory and Infusion. On May 2, 2007, subject to the Agreement, MIT filed an amendment to its certificate of incorporation changing its name to MIT Holding, Inc.

Item 2. Management's Discussion and Analysis

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended December 31, 2006. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Plan of Operation

The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under "Risk Factors" and "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview
Overview

MIT Holding, Inc. (formerly Convention All Holdings, Inc.) is a Delaware corporation formed on June 22, 2006, to acquire all of the shares of Convention All Services, Inc., an Illinois corporation formed on January 2, 1986. As a result of the closing of a share exchange agreement with the shareholders of Convention All Services, Inc., on August 7, 2006, Convention All Services, Inc., an Illinois corporation, is now the wholly-owned subsidiary of MIT Holding, Inc. (formerly Convention All Holdings, Inc.)

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

Events and Uncertainties Critical to Our Business

As a result of our limited operations and continued losses, on March 29, 2007, the Board of Directors authorized the Company to sell and convey to Tom Cassell and Frank Cassell all of the Company’s right, title and 100% ownership in Convention All Services, Inc. (the “Subsidiary”), an Illinois corporation, specifically including its assets and liabilities, and all the remaining assets and liabilities of the Company, if any.

As of April 4, 2007, the Company had entered into a stock purchase agreement for the Company to sell all the common stock of its wholly owned subsidiary (the “Subsidiary Sale”) and all or substantially all of the assets of the Company to the Cassells. As a result the Company sold off its existing business, and replaced its management.

On April 5, 2007, Mr. Frank Cassell and Mr. Tom Cassell (the “Cassells”) entered into an Affiliate Stock Purchase Agreement (the “Transaction”) with Bruce Meyers, as representative of the purchasers (“Buyers’ Rep.”), pursuant to which the Cassells sold 15,000,000 shares of the common stock, par value $0.000001 per share of Convention All Holdings, Inc. (the “Registrant” or the “Company”), to Buyers’ Rep., for an aggregate purchase price of $650,000.00.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Revenue Recognition

MIT recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Deferred Revenues

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenues.”

Stock Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Off-Balance Sheet Arrangements

We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options.

Plan of Operations

As a result of our limited operations and continued losses, on March 29, 2007, the Board of Directors authorized the Company to sell and convey to Tom Cassell and Frank Cassell all of the Company’s right, title and 100% ownership in CAS, specifically including its assets and liabilities, and all the remaining assets and liabilities of the Company, if any.

Item 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are working now and our current period reports will be filed on time once we have finished filing the backlog of delinquent reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.

MIT HOLDING, INC.

/s/ William C. Parker
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William C. Parker
William C. Parker	Chief Executive Officer	May 21, 2007

/s/ John A. Sabia	Controller - the principal financial officer	May 21, 2007
John A. Sabia