Form 10QSB
period 2007-06-30
MIT Holding, Inc.
filed 2007-08-14
CIK 1367416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2007

                                       or

      { }   Transition Report Under Section 13 or 15(d) of the Exchange Act

                        Commission File Number 333-13679

                                MIT Holding, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Convention All Holdings, Inc.
                   ------------------------------------------
                   (Former Name of registrant, if applicable)

            Delaware                                         20-5068091
  -------------------------------                      ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

        37 West Fairmont Ave., Suite 202
                Savannah, GA                                    31406
     ----------------------------------------               -------------
     (Address of principal executive offices)                 (Zip Code)

                                 (912) 925-1905
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares outstanding of the issuer's common stock, par value $.000001, outstanding as of June 30, 2007: 43,612,637 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information

         Item 1. Financial Statements (unaudited):

                 Financial Statements

         Consolidated Balance Sheets as of June 30, 2007 (Unaudited)
              and December 31, 2006                                         F-2

         Consolidated Statements of Operations for the six months ended
              June 30, 2007 and 2006 (Unaudited)                            F-3

         Consolidated Statements of Operations for the three months
              ended June 30, 2007 and 2006 (Unaudited)                      F-4

         Consolidated Statements of Cash Flows for the six months
              ended June 30, 2007 and 2006 (Unaudited)                      F-5

         Notes to Financial Statements                               F-6 - F-15

         Item 2. Management's Discussion and Analysis                     16-23

         Item 3. Controls and Procedures                                     23

Part II - Other Information

         Item 1. Legal Proceedings                                           24
         Item 2. Unregistered Sales of Equity Securities
                 and uses of funds.                                          24
         Item 3. Defaults upon Senior Securities                             25
         Item 4. Submission of matters to a vote of security holders.        25
         Item 5. Other Information                                           25
         Item 6. Exhibits                                                    25

         Signatures                                                          26

Certifications                                                            27-29

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

Part I - Financial Information

                           CONSOLIDATED BALANCES SHEET

                                                                                     June 30, 2007    December 31, 2006
                              ASSETS                                                   Unaudited
CURRENT ASSETS
    Cash and cash equivalents                                                         $   538,174         $    40,227
    Accounts receivable, factored                                                       5,520,024           5,934,258
    Accounts receivable, international                                                  2,416,500                   0
    Inventory                                                                             371,002             377,234
    Notes receivable                                                                       17,955                   0
    Healthcare reserve                                                                          0             292,003
                                                                                      -----------         -----------

           Total current assets                                                         8,863,655           6,643,722
                                                                                      -----------         -----------

PROPERTY AND EQUIPMENT, net                                                                46,081              28,484
                                                                                      -----------         -----------
OTHER ASSETS

      Non-compete agreement, net                                                          171,000             176,667
      Healthcare reserve                                                                2,171,228                   0
                                                                                      -----------         -----------

              Total other assets                                                        2,342,228             176,667
                                                                                      -----------         -----------

                       TOTAL ASSETS                                                   $11,251,964         $ 6,848,873
                                                                                      -----------         -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                             $ 2,023,029         $ 2,546,539
    Income taxes payable                                                                  667,844              52,734
    Litigation settlement payable                                                         375,000             610,000
    Notes payable-bank-installment loans                                                   34,987              34,987
    Notes payable-bank-lime of credit                                                     235,626             385,625
    Note payable-Northern Healthcare Capital, LLC                                       1,051,750                   0
    Notes payable-bridge loans                                                                  0             918,932
                                                                                      -----------         -----------

            Total current liabilities                                                   4,388,236           4,113,817
                                                                                      -----------         -----------
LONG-TERM LIABILITIES
     Notes payable-banks                                                                   29,022              52,480
                                                                                      -----------         -----------
            Total long-term liabilities                                                    29,022              52,480
                                                                                      -----------         -----------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.000001 par value; 5,000,000 shares authorized,
       4,234.39 and zero shares issued and outstanding at June 30, 2007
       and  December 31, 2006                                                                   0                   0
    Common stock, $0.000001 par value; 250,000,000 shares authorized,
       43,050,137 and 19,976,779 shares issued and outstanding at
       June 30, 2007 and December 31, 2006                                                     43                  20
    Additional paid-in-capital                                                          4,114,893             824,189
    Retained Earnings                                                                   2,719,770           1,423,367
                                                                                      -----------         -----------

         Total stockholders' equity                                                     6,834,706           2,247,576
                                                                                      -----------         -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $11,251,964         $ 6,848,873
                                                                                      ===========         ===========

The accompanying notes are an integral part of these statements.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006

                                    UNAUDITED

                                                                             June 30, 2007          June 30, 2006
Revenue:
   Sales and services rendered                                                $ 5,605,979             $ 7,855,648
   International sales                                                          2,416,500                       0
                                                                              -----------             -----------

          Total revenue                                                         8,022,479               7,855,648
                                                                              -----------             -----------

Cost of medical supplies                                                        3,723,920               5,848,893
                                                                              -----------             -----------

           Gross profit                                                         4,298,559               2,006,755
                                                                              -----------             -----------

Operating Expenses

    Salaries and payroll cost                                                   1,440,553               1,045,745
    Selling, general and administrative                                           862,239                 762,907
    Depreciation and amortization                                                  10,667                  16,455
                                                                              -----------             -----------

          Total operating expenses                                              2,313,459               1,825,107
                                                                              -----------             -----------

          Net income from operations                                            1,985,100                 181,648

Other expenses-interest                                                            20,853                  25,803
                                                                              -----------             -----------

            Net income before provision for income taxes                        1,964,247                 155,845

Provision for income taxes                                                        667,844                  43,637
                                                                              -----------             -----------

            Net income                                                        $ 1,296,403             $   112,208
                                                                              ===========             ===========

Net income per share from continuing operations:
            Basic and diluted                                                 $       .04             $       .01
Weighted average number of shares outstanding:
            Basic and diluted                                                  32,034,565              17,695,760

The accompanying notes are an integral part of these statements

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006

                                    UNAUDITED

                                                                              June 30, 2007           June 30, 2006
Revenue:
   Sales and services rendered                                                  $ 2,802,885             $ 4,161,059
   International sales                                                            2,416,500                       0
                                                                                -----------             -----------

          Total revenue                                                           5,219,385               4,161,059
                                                                                -----------             -----------

Cost of medical supplies                                                          2,244,897               3,269,570
                                                                                -----------             -----------

           Gross profit                                                           2,974,488                 891,489
                                                                                -----------             -----------

Operating Expenses
    Salaries and payroll cost                                                       894,922                 304,354
    Selling, general and administrative                                             442,053                 545,459
    Depreciation and amortization                                                     5,334                    8228
                                                                                -----------             -----------

          Total operating expenses                                                1,342,309                 858,041
                                                                                -----------             -----------

          Net income  from operations                                             1,632,179                  33,448

Other expenses-interest                                                               8,554                  16,698
                                                                                -----------             -----------

            Net income before provision for income taxes
                                                                                  1,623,625                  16,750

Provision for income taxes                                                          552,033                   8,344
                                                                                -----------             -----------

            Net income                                                          $ 1,071,592             $     8,406
                                                                                ===========             ===========

Net income per share from continuing operations:
            Basic and diluted                                                   $       .03             $       .00

Weighted average number of shares outstanding:
            Basic and diluted                                                    37,938,458              17,695,760

The accompanying notes are an integral part of these statements

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                    UNAUDITED

                                                                               June 30, 2007        June 30, 2006
OPERATING ACTIVITIES
    Net income                                                                  $ 1,296,403          $   112,208
    Adjustments for noncash and nonoperating items:
            Depreciation and amortization                                            10,667               16,455
            Issuance of common stock for consulting fees and conv. notes           (943,665)                   0
     Changes in operating assets and liabilities:
            Receivables                                                             414,234              233,844
            Receivables international                                            (2,416,500)                   0
            Inventory                                                                 6,232             (417,677)
            Employee advances                                                             0                3,580
            Healthcare reserve                                                   (1,879,225)             (26,153)
            Notes receivable                                                        (17,955)                   0
            Accounts payable and accrued expenses                                  (523,510)             (27,252)
            Litigation payable                                                     (235,000)            (225,000)
            Notes payable                                                           878,293              272,775
            Income taxes payable                                                    615,110             (133,746)
                                                                                -----------          -----------

                Cash (used) by operating activities                              (2,794,916)            (190,966)
                                                                                -----------          -----------

INVESTING ACTIVITIES
    Capital expenditures                                                            (22,597)          (1,435,324)
                                                                                -----------          -----------

                Cash (used) by investing activities                                 (22,597)          (1,435,324)
                                                                                -----------          -----------

FINANCING  ACTIVITIES
    Proceeds from notes                                                                   0            1,213,505
    Proceeds from issuance of preferred stock                                     4,234,392                    0
    Payments on bridge loans                                                       (918,932)                   0
                                                                                -----------          -----------

                Cash provided by financing activities                             3,315,460            1,213,505
                                                                                -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                     497,947             (412,785)

    CASH BALANCE BEGINNING OF PERIOD                                                 40,227              620,390
                                                                                -----------          -----------

    CASH BALANCE END OF PERIOD                                                  $   538,174          $   207,605
                                                                                -----------          -----------

    Supplemental Disclosures:
            Interest                                                            $    20,853          $    25,803
            Taxes                                                               $   667,844          $    43,637

The accompanying notes are an integral part of these statements

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Nature of Operations/ Basis of Presentation

            Nature of Operations

      Medical Infusion Technologies, Inc. (the "Company"), was incorporated in November 1991 in the state of Georgia. The Company is a provider of intravenous therapies to patients with a wholesale pharmaceutical trading division. On July 6, 2006, an agreement and plan of merger was made between MIT Holdings, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holdings, Inc. became the parent company and Medical Infusion Technologies, Inc. and MIT Ambulatory Care, Inc., the wholly-owned subsidiaries.

            Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2007, and the consolidated results of operations and cash flows for the six months ended June 30, 2007. All significant intercompany accounts have been eliminated.

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

3.    Cash Equivalents

      Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

4.    Property and Equipment

      Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

      The estimated service lives of property and equipment are principally as follows:

                Furniture and fixtures                      5- 7 years
                Computer equipment                          3- 7 years
                Vehicles                                    5- 7 years

      Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5.    Factored Accounts Receivable and Factoring Agreement.

      Accounts receivable comprise the following at June 30, 2007.

         Receivables assigned to factor                      $ 27,479,600
         Advances (from) factor                               (20,290,980)
                                                             ------------
         Amounts due from factor                                7,188,620
         Unfactored accounts receivable                         2,143,331
         Allowances for returns and allowances                 (3,811,927)
                                                             ------------

                                                            $   5,520,024
                                                            =============

      On May 14, 2005, the Company entered into a factoring agreement with Northern Health Care, Inc., ("NHC") located at 333 Seventh Avenue, New York, New York. The purchase price of the accounts were determined separately for each group of accounts purchased and were equal to the expected net realizable value of such accounts. The purchase price was determined as follows:

            (a) Upon the purchase of accounts, NHC shall pay to the Company an amount equal to the lesser of (a) 85% of the purchase price of all the accounts purchased on May 14, 2005, or (b) the amount requested by the Company, less any amounts specified in Section 2.1 (b) below.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

5.    Factored Accounts Receivable and Factoring Agreement. (continued)

            (b) all remaining amounts of the purchase price subsequent to the initial installment with respect to all purchased accounts shall be aggregated and paid with respect to all purchased accounts as a group, regardless of the date such accounts were or are purchased, in accordance with the provisions of this paragraph (b) and such payment of all remaining amounts of the purchase price shall be subject to the terms of the agreement and applicable legal requirements. The funds from which the subsequent installments of the purchase price are to be paid shall be limited to the funds in the reserve account from time to time pursuant to the terms of the agreement. NHC shall have no responsibility for payment of any installment of the purchase price subsequent to the initial installment except from funds available in the reserve account pursuant to the terms of the agreement.

            ---------------------------------------------------------------------------------------------------------------
            Age of receivable on           Discount Percent:            Discount Percent:           Discount Percent:
            Date of purchase               Receivables purchased        Receivables relating        Receivables relating
            Calculated in days             On initial closing           To purchased after          To purchased after
            From date of service:          date                         Initial closing date        Initial closing date

            ---------------------------------------------------------------------------------------------------------------
                                           All receivables              Wholesale                   All other receivables
            ---------------------------------------------------------------------------------------------------------------
            1 to 15 days                   5.00%                        1.50%                       4.00%
            ---------------------------------------------------------------------------------------------------------------
            16 to 30 days                  5.00%                        1.85%                       4.00%
            ---------------------------------------------------------------------------------------------------------------
            31 to 45 days                  5.00%                        2.50%                       4.00%
            ---------------------------------------------------------------------------------------------------------------
            46 to 60 days                  5.00%                        3.25%                       4.00%
            ---------------------------------------------------------------------------------------------------------------
            Each additional 15 days        An additional 1.00%          An additional .75%          An additional .75%
            ---------------------------------------------------------------------------------------------------------------

            ---------------------------------------------------------------------------------------------------------------

            Total factoring fees from inception to June 30, 2007 aggregated $ 850,224. See Note-C for details on amended revolving line of credit.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

5.    Factored Accounts Receivable and Factoring Agreement. (continued)

            Reserve Account:

      NHC established a reserve account that will be owned, maintained, managed and controlled by NHC and the Company shall have no legal or equitable interest therein. NHC will furnish the Company a regular accounting of the reserve account on or about the 15th day of each month, for the preceding month, beginning no later than 90 days following the initial closing date of May 14, 2005.

            Health Care Reserve:

      Health care reserves are all of the factored receivables returned to the Company that will be owned, maintained, managed and controlled by MIT. Due to insurance adjustments and final settlement of these receivables, the Company views these accounts as collectible over an extended period of time.

6.    Revenue Recognition

      Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company's final test procedures.

7.    Advertising Cost

      Advertising cost is expensed as incurred. Advertising expense totaled $ 44,033 and $ 28,043 for the six months ended June 30, 2007 and 2006, respectively.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

8.    Recent Accounting Pronouncements

      New accounting statements issued, and adopted by the Company, include the following:

      In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

9.    International Receivables

      The Company delivered and invoiced on June 20, 2007 to a Dominican Republic company in the amount of $2,416,500 for pharmaceutical drugs and supplies. Terms of the invoice are 25%-60/25%-90/25%-180/25%-360. No funds have been received on this invoice.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

10.   Estimates

      Preparing the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - INCOME TAXES

      The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company's assets and liabilities as of June 30, 2007 and December 31, 2006. Provision for income taxes for the six months ended June 30, 2007 were $ 749,784 at an effective tax rate of 34%.

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

      The Company's short-term and long-term debt at June 30, 2007 are as follows:

                                              Current    Long-term       Total
                                              -------    ---------       -----

          The Coastal Bank-credit line        $235,626           0     $235,626

          The Coastal Bank-installments         34,987      29,022       64,009
                                              --------      ------     --------
                      Total                   $270,613      29,022     $299,635
                                              ========      ======     ========

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

      The Coastal Bank notes consist of three installment notes with principal balances of $39,692, $19,979, and $4,338 at June 30, 2007. There are two credit lines with Coastal Bank aggregating $ 235,626 as of June 30, 2007. All notes are secured by all business assets of the Company with interest rates from 5% to 7%. In April 2007,MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT's outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement is a purchase agreement which NHC executed in May 2005 whereby NHC purchased from MIT the rights to all accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of June 30, 2007, $5,520,024 in receivables were subject to this agreement and the outstanding balance of the notes aggregated $1,051,750.

NOTE D - COMMITMENTS AND CONTINGENCIES

      Leases agreement:

      The Company has a lease agreement with Dexter Truax and Joni Truax for the lease of the office space located at 115 B Echols Street, Savannah, Georgia. The term of the lease has been renewed from January 1, 2005 to December 31, 2009. The five year lease has a monthly rental fee of $3,800 with an increase cost of living per annum. . This monthly expense is prorated among the four divisions. The Company's annual basis totals $45,600 per year thru the year 2009.

      Litigation:

      The Company is subject from time to time to litigation relating to the activities of the Company and in the marketplace which it serves. As of December 31, 2005, the Company was engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, an "Agreement of Settlement" was entered into between all parties with the Company agreeing to the following consideration:

            i.    The Company shall pay the sum of $50,000 on April 27, 2006;

            ii.   The Company shall pay the sum of $175,000 on May 27, 2006;

            iii. Commencing on July 1, 2006 and continuing until April 1, 2007, the Company shall pay $15,000 per month on the first of every month; and

            iv. The Company shall pay the balance sum of $375,000 on or before October 17, 2007.

      The total consideration of $750,000 was expensed in the year 2005. As of June 30, 2007, the Company has a current balance due of $375,000.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE E - RELATED PARTY TRANSACTIONS

      On May 10, 2005, the Company bought the outstanding stock of Arlene Wihelm and Dexter Truax in exchange for a non-compete provision. See Note- H for terms and conditions.

NOTE F - OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

            o     Medical Infusion Technologies-"MIT"

            o     MIT Wholesale-"Wholesale"

            o     Medical Infusion Tech, DME-"DME"

            o     MIT Ambulatory Care Center-"Ambulatory Care"

            o     MIT International-"International"

      "MIT" is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company's office facilities. MIT's primary product lines are centered upon infusion therapy.

      "Wholesale" primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.

      "DME" carries the gamut of durable medical equipment and supplies.

      "Ambulatory Care" administers the intravenous therapies to patients.

                        International      Medical         Wholesale       Ambulatory         DME      Combined
                                           Infusion                              Care
For the six months
ended June 30, 2007

Net sales                $ 2,416,500     $ 1,407,475    $  2,270,913     $  1,608,354     $  319,237    $ 8,022,479
Net income (loss)          1,777,531      (1,862,802)*       629,939          584,413        167,322      1,296,403

Total assets               2,416,500       6,984,773**       969,160          496,165        385,366     11,251,964

Interest expense                   0          20,853               0                0              0         20,853
Deprec. & amort.                   0          10,667               0                0              0         10,667

 *    Includes non-allocable expenses from other companies

**    Includes all accounts receivables

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE F - OPERATING SEGMENTS (Continued)

                        International      Medical         Wholesale       Ambulatory         DME      Combined
                                           Infusion                              Care
For the six months
ended June 30, 2006

Net sales                $         0     $ 2,159,085     $ 4,585,737      $   784,043    $   326,783     $ 7,855,648

Net income (loss)                  0         447,949        (214,646)        (170,601)        49,506         112,208


Total assets                       0       3,035,841**       745,489          425,714        212,116       4,419,160

Interest expense                   0          25,803               0                0              0          25,803
Deprec. & amort.                   0          16,455               0                0              0          16,455

**    -Includes all accounts receivables

NOTE G - INCOME PER COMMON SHARE

      The computation of income per share is based on the weighted average number of common shares outstanding during the period presented. Diluted income per common share is the same as basic income per common share as there are no potentially dilutive securities outstanding (options and warrants).

NOTE H - NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

      On May 10, 2005, the Company entered into two non-compete agreements with Arlene Wilhelm ("Wilhelm") and Dexter Truax ("Truax"). These agreements were last amended as of June 7, 2007. Pursuant to their respective agreements, Truax and Wilhelm were each issued 1,050,000 shares of Common Stock of MIT Holding, Inc. on June 2, 2006, which amount represented 5% of the Company's outstanding common stock at the time, in exchange for their respective stock holdings in MIT Ambulatory Care Center, Inc. and Medical Infusion Technologies, Inc.

                                MIT HOLDING, INC.
                 (FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007

NOTE H - NON-COMPETE PROVISION (RESTRICTIVE COVENANT)- (Continued)

      On June 7, 2007, the Company and Wilhelm executed another amendment to her employment agreement which provides that, the Company will issue her 312,500 shares of common stock of the Company, and on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount, if any, by which $625,000 exceeds the sum of (i) the market value of these 312,500 shares issued to Wilhelm on June 7, 2007 which she holds on May 10, 2010, and (ii) the amount of proceeds, if any, she received upon the sale of any of the 312,500 shares. Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors.

      Also on June 7, 2007, the Company and Truax executed another amendment to his employment agreement which provides that, the Company will issue him 250,000 shares of common stock of the Company, and on May 10, 2010, cash or common stock, at the option of the Company, equal to the difference of $500,000 and the sum of (i) the market value of those 250,000 shares issued to Truax on June 7, 2007 which he holds on May 10, 2010, and (ii) the amount of proceeds, if any, he received upon the sale of any of the 250,000 shares. Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors, effective as of May 10, 2010.

Item 2. Management's Discussion and Analysis

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

Overview

      Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates ambulatory care centers in Savannah and Brunswick, Georgia. Our distribution of wholesale drugs accounts for the majority of our revenues and is anticipated to be our most significant area of growth.

Critical Accounting Policies

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

Factored Accounts Receivable and Factoring Agreement.

      Accounts receivable comprise the following at June 30, 2007.

      Receivables assigned to factor                          $ 27,479,600
      Advances (from) factor                                   (20,290,980)
                                                              ------------
      Amounts due from factor                                    7,188,620
      Unfactored accounts receivable                             2,143,331
      Allowances for returns and allowances                     (3,811,927)
                                                              ------------
                                                              $  5,520,024
                                                              ============

      On May 14, 2005, the Company entered into a factoring agreement with Northern Health Care, Inc., ("NHC") located at 333 Seventh Avenue, New York, New York. The purchase price of the accounts were determined separately for each group of accounts purchased and were equal to the expected net realizable value of such accounts. The purchase price was determined as follows:

            (a) Upon the purchase of accounts, NHC shall pay to the Company an amount equal to the lesser of (a) 85% of the purchase price of all the accounts purchased on May 14, 2005, or (b) the amount requested by the Company, less any amounts specified in Section 2.1 (b) below.

      (b) all remaining amounts of the purchase price subsequent to the initial installment with respect to all purchased accounts shall be aggregated and paid with respect to all purchased accounts as a group, regardless of the date such accounts were or are purchased, in accordance with the provisions of this paragraph (b) and such payment of all remaining amounts of the purchase price shall be subject to the terms of the agreement and applicable legal requirements. The funds from which the subsequent installments of the purchase price are to be paid shall be limited to the funds in the reserve account from time to time pursuant to the terms of the agreement. NHC shall have no responsibility for payment of any installment of the purchase price subsequent to the initial installment except from funds available in the reserve account pursuant to the terms of the agreement.

      ---------------------------------------------------------------------------------------------------
      Age of receivable on       Discount Percent:        Discount Percent:       Discount Percent:
      Date of purchase           Receivables purchased    Receivables relating    Receivables relating
      Calculated in days         On initial closing       To purchased after      To purchased after
      From date of service:      date                     Initial closing date    Initial closing date

      ---------------------------------------------------------------------------------------------------
                                 All receivables          Wholesale               All other receivables
      ---------------------------------------------------------------------------------------------------
      1 to 15 days               5.00%                    1.50%                   4.00%
      ---------------------------------------------------------------------------------------------------
      16 to 30 days              5.00%                    1.85%                   4.00%
      ---------------------------------------------------------------------------------------------------
      31 to 45 days              5.00%                    2.50%                   4.00%
      ---------------------------------------------------------------------------------------------------
      46 to 60 days              5.00%                    3.25%                   4.00%
      ---------------------------------------------------------------------------------------------------
      Each additional 15 days    An additional 1.00%      An additional .75%      An additional .75%
      ---------------------------------------------------------------------------------------------------

      ---------------------------------------------------------------------------------------------------

      Total factoring fees from inception to June 30, 2007 aggregated $ 850,224. See Note-C for details on amended revolving line of credit.

Reserve Account:

      NHC established a reserve account that will be owned, maintained, managed and controlled by NHC and the Company shall have no legal or equitable interest therein. NHC will furnish the Company a regular accounting of the reserve account on or about the 15th day of each month, for the preceding month, beginning no later than 90 days following the initial closing date of May 14, 2005.

      Health Care Reserve:

      Health care reserves are all of the factored receivables returned to the Company that will be owned, maintained, managed and controlled by MIT. Due to insurance adjustments and final settlement of these receivables, the Company views these accounts as collectible over an extended period of time.

      In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT's outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement is a purchase agreement which NHC executed in May 2005 whereby NHC purchased from MIT the rights to all accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of June 30, 2007, $5,520,024 in receivables were subject to this agreement and the outstanding balance of the notes aggregated $1,051,750.

Revenue Recognition

      Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company's final test procedures.

Advertising Cost

      Advertising cost is expensed as incurred.

Estimates

      Preparing the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

      On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

      In December 2006, the FASB posted FASB Staff Position, or FSP, 00-9-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be separately recognized and measured in accordance with FAS No. 5, "Accounting for Contingencies." This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to December 15, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 15, 2006, the FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We will adopt FSP 00-19-2 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

      In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS No. 157, Fair Value Measurements, or FAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. FAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

      In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

      In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan's over funded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, FAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of FAS 158 are effective as of the end of fiscal year 2006 and we are currently in the process of quantifying the impact to the financial statements.

      In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 09, Accounting for Income Taxes ("FIN No. 48"). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

      In December 2004, the FASB, issued a revision to SFAS 123 "Share-Based Payment", also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company has not yet adopted SFAS 123R.

Results of Operations

Comparison of Six months ended June 30, 2007 to Six months ended June 30, 2006.

Revenues

      Consolidated revenues for the six months ended June 30, 2007 were $8,022,479 as compared to $7,855,648 for the six months ended June 30, 2006 representing a increase of $166,831 or 2.1%. Consolidated cost of sales for the six months ended June 30, 2007 was $3,723,920 or 46.4% of sales as compared cost of sales for the six months ended June 30, 2006 of $5,848,893 or 74.5% of sales. The gross profit for the six months ended June 30, 2007 was $4,298,559 or 53.6% of sales as compared to the gross profit for the six months ended June 30, 2006 of $2,006,755 or 25.5% of sales. The increase in revenues for the six months ended June 30, 2007 were the result of sales to international customers aggregating $2,416,500 and $5,605,979 to domestic customers. The reduction and improvement in the costs of good sold and the gross profit is directly related to the profitability of selling international customers. For the six months ended June 30, 2007, costs of good sold for the international sales was approximately $316,000 or 13.1% of international sales and 3.9% of sales overall. Domestic operating revenues were reduced by $2,249,669 to $5,605,979 for the six months ended June 30, 2007 as compared to $7,855,648. This reduction overall was due to the lack of operating funds during the first four months of 2007 to purchase supplies on the open market at competitive prices and the loss of a major customer for products and services supplied by Ambulatory and our DME divisions. This customer decided to fill their own requirements through in-house sources.

      Revenues for each segement of our operating entities for the six months ended June 30, 2007 as compared to the sex months ended June 30, 2006 is as follows:

      Net sales for each segment represented by the percentage of total combined sales are as follows.

                        International      Medical            Wholesale       Ambulatory           DME         Combined
                                           Infusion                              Care
For the six months
ended June 30, 2007

Percentage of net              30.1%            17.5%              28.3%            20.0%             4.1%         100.0%
combined sales
Net sales               $ 2,416,500      $ 1,407,475        $ 2,270,913      $ 1,608,354        $ 319,237    $ 8,022,479

Percentage of net              24.1%          (23.21)%              7.9%             7.3%            20.8%         18.14%
combined sales
Net income (loss)         1,936,591       (1,862,802)*          629,939          584,413          167,322      1,455,463

 *    Includes non-allocable expenses from other companies
**    Includes all accounts receivables

                        International      Medical            Wholesale       Ambulatory           DME         Combined
                                           Infusion                              Care
For the six months
ended June 30, 2006

Percentage of net sales         0.0%            27.5%           58.3%            10.0%           4.2%         100.0%
Net sales                     $  0       $ 2,159,085     $ 4,585,737        $ 784,043      $ 326,783    $ 7,855,648

Percentage of net sales         0.0%             5.7%           (2.7)%           (2.2)%          0.6%           1.4%
Net income (loss)                 0          447,949        (214,646)        (170,601)        49,506        112,208

Operating Expenses

      Total operating expenses increased $488,352 or 6.1% to $2,313,459 for the six months ended June 30, 2007 from $1,825,107 for the six months ended June 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets related to developing our international sales marketing program. The major components of operating expense include;

      o Salaries and payroll related costs increased $394,808 to $1,440,553 for the six months ended June 30, 2007 as compared to $1,045,745 for the six months ended June 30, 2006, an increase of 37.8%. The increase was due primarily to the expansion of our sales and marketing efforts towards developing our international marketing program, which included additional personnel and the resulting expenses related to primarily travel and personnel support expenses.

      o Sales, general and administrative expenses increased $99,332 or 13.0% to $862,239 for the six months ended June 30, 2007 as compared to $762,907 for the six months ended June 30, 2006. An $99,332 increase was due primarily to a planned increase in our administrative and marketing efforts, reduction in leased space office and warehousing costs and significant increase in travel expenses. Legal and professional expenses related to our financing activities increased from $34,457 for the six months ended June 30, 2006 to $178,477 for the six months ended June 30, 2007. Travel and entertainment increased $138,460 over expenses of $18,944 for the six months ended June 30, 2006 as compared to $157,404 for the six months ended June 30, 2007 Additional expenses included office expense of $386,554, Advertising of $44,033, rent expense of $66,071, insurance expense of $99,268 and telephone of $30,535.. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2006.

      o Depreciation and amortization decreased $5,788 or 87.1% to $10,667 for the six months ended June 30, 2007 as compared to $16,455 for the six months ended June 30, 2006. The decrease was mainly attributable to the amortization and depreciation of assets that have become fully depreciated during this quarter.

Operating Income

      Net income from operations increased $1,808,402 or 1,160.4% to $1,964,247 for the six months ended June 30, 2007 from $155,845 for the six months ended June 30, 2006. Operating income as a percentage of gross revenue was 24.5% for the six months ended June 30, 2007 as compared to 2.0% for the six months ended June 30, 2006.

Income Tax

      Income tax expense increased $624,207 to $624,207 for the six months ended June 30, 2007 from a tax expense of $155,845 for the six months ended June 30, 2006. Income tax expense as a percentage of revenues was 8.3% for the six months ended June 30, 2007 as compared to 2.0% for the six months ended June 30, 2006. The increase in income before income taxes is due in part to the increase in income from operations as outlined above.

Net income

      As a result of the above factors, net income increased by from $1,184,195 or 1,055.4% for the six months ended June 30, 2007 to $1,296,403 for the six months ended June 30, 2007 as compared to a net income of $112,208 or for the six months ended June 30, 2006.

Liquidity and Capital Resources

      As of June 30, 2007, we had cash of $538,174, as compared to $207,605 at June 30, 2006. For the six months ended June 30, 2007, net cash used by operating activities aggregated $(2,794,916) as compared to cash used by operations for the six months ended June 30, 2006 of $(190,966).

      In September 2006, MIT issued promissory notes in the principal amount of $250,000. The holder of a note in the principal amount of $125,000 converted such note into a Bridge Note (as defined below) in the principal amount of $138,889. The holder of the remaining note in the principal amount of $125,000 elected not to convert its note into a Bridge Note in the aggregate amount of $134,323, and received 50,000 shares of Common Stock pursuant to the terms of the promissory note. The promissory note was assumed by a new investor who converted the principal and accrued interest on that Bridge Note (as defined below) into units of the Private Placement described below.

      As of June 30, 2007, we were funded primarily through operations and the sales of 1,731,085 shares of common stock aggregating $852,222 or approximately $.50 per share and received from the proceeds of debt financing aggregating $1,505,510.

      In December 2006 and January 2007, MIT issued 11.39 units, each unit consisting of a promissory note in the amount of $100,000 and 200,000 shares of Common Stock. The subordinated promissory notes (each a "Bridge Note" and collectively, the "Bridge Notes") bear interest at the rate of 10% per annum. The shares of common stock issued in connection with these Bridge Notes are included in this Prospectus. The consideration for these Bridge Notes and the shares of Common Stock issued in connection therewith consisted of $1,000,000 in cash and $138,889 from the conversion of a previously issued promissory note. MIT has used the proceeds of this financing for working capital. Of the aggregate $1,317,394, holders of Bridge Notes in the aggregate amount of $1,214,892 (including accrued interest of $41,739.57) converted the principal balance of their notes and accrued interest into units in our March 19, 2007 private placement (the "Private Placement"), holders of Bridge Notes in the amount of $102,500 were paid from the proceeds of the Private Placement.

      The Company commenced a Private Placement on March 19, 2007 and it terminated on May 31, 2007. Through that period, the Company closed on an aggregate 4,234.4 units at $1000.00 per unit, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder's option into an aggregate of 2,000 shares of common stock, $.0001 par value at a conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock exercisable for a period of five years from the effective date of the registration statement which the Company has agreed to file with respect to the shares of Common Stock, $.0001 par value, issuable upon exercise of the warrants at a price of $0.75 per share (each a "Unit" and collectively, the "Units"). The Company offered the Units to institutional and accredited investors. The Company raised proceeds in the aggregate amount of $4,234,392 from sale of the Units in the Private Placement, of which $1,214,892.00 consisted of principal and accrued interest which holders of promissory notes issued in a prior private placement converted into Units. Meyers Associates, LP, who acted as financial advisor to the firm during the Private Placement, received, as part of its compensation, a five-year option to purchase up to 635 Units at a price of $1,000 per Unit. The holders of the Series A Preferred Stock and warrants are selling shareholders under this prospectus and, in the event that the registration statement of which this prospectus is a part is not declared effective on or before September 8, 2007, they are entitled to a payment in cash or stock, at our option, in an amount equal to two percent of the purchase price per month until the registration statement is declared effective for a maximum of eight months.

      In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT's outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement a purchase agreement with NHC executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of June 30, 2007, $5,520,024 in receivables were subject to this agreement.

      In addition to the receivables and cash flow subject to the agreement with Northern, the Company has a single receivable from a customer in the Dominican Republic for $2,416,500. Terms of the invoice are 25%-60/25%-90/25%-180/25%-360.
No funds have been received on this invoice. The Company is relying upon collection of this invoice to expand its international sales.

      We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of December 31, 2005, we were engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, the parties entered into a settlement agreement pursuant to which we agreed to pay $750,000. We paid an aggregate of $225,000 though May 2006 and in July 2006, we commenced monthly payment of $15,000, which will continue through October 1, 2007. The remaining balance of $375,000 is due October 17, 2007. The total consideration of $750,000 was expensed in the year 2005. As of December 31, 2006, the Company had a balance due of $610,000 and $565,000 as of March 31, 2007.

      Based on our current plan and the Private Placement, we believe that our current cash balances and results of operations will be sufficient to fund our operations through for the next twelve months.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

      On April 1, 2007, and pursuant to the Company's 2006 Stock Incentive Plan the Company issued options to purchase 100,000 shares of Common Stock at an exercise price of $.50 per share to each of the Company's directors, other than Mr. Parker. Such options vest and become exercisable on May 2, 2008.

      On May 2, 2007, MIT CVAH Acquisition Corp., the Company's wholly-owned subsidiary, merged with Medical Infusion Group, Inc., formerly known as "MIT Holding, Inc." Upon the effectiveness of the merger all 457,600 shares of our common stock outstanding were converted into 10,000,000 shares and exchanged for 32,886,779 shares of common stock of Medical Infusion Group, Inc. Holders of securities of Medical Infusion Group, Inc. became entitled to shares of the Company on a one for one basis.

      On April 5, 2007, April 13, 2007, May 2, 2007 and May 31, 2007 MIT sold an aggregate 4,234.4 units at $1000.00 per unit in a Private Placement, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder's option into an aggregate of 2,000 shares of common stock, $.0001 par value at a conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock at a price of $0.75 per share. The Company sold the units to 62 institutional and accredited investors. The Company raised proceeds in the aggregate amount of $4,234,392 from sale of these units, of which $1,214,892.00 consisted of principal and accrued interest from promissory notes previously issued by the Company which 12 holders of such notes converted into units. Meyers Associates, LP, who acted as financial advisor to the Company during the offering described in this paragraph received, as part of its compensation, a five-year option to purchase up to 635 units. The Company received $10 in consideration for this unit purchase option. Proceeds of the sale of the units were used for working capital.

      On May 2, 2007, Robert Rubin was issued 20,000 shares of Common Stock of the Company pursuant to the 2006 Stock Inventive Plan, for services rendered as a director.

      On June 7, 2007, the Company issued Arlene Wilhelm 312,500 shares of Common Stock pursuant to the terms of her employment agreement, as amended.

      On June 7, 2007, the Company issued Dexter Truax 250,000 shares of Common Stock pursuant to the terms of his employment agreement, as amended.

      We believe that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances. Furthermore, no public solicitation or general advertising was used in connection with any of above transactions.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On April 27, 2007, holders of the majority of the outstanding shares of common stock of the Company approved the May 2, 2007 merger described more fully in Item 2, and incorporated herein by reference.

      On May 2, 2007, holders of the majority of the outstanding shares of common stock of the Company elected Messrs. Bagwell, Sabia, Duncan, Clements and Schuster to the Board of Directors.

      On May 11, 2007, holders of the majority of the outstanding shares of common stock of the Company approved the filing of an amendment to the Company's certificate of incorporation whereby the Company authorized Common Stock was reduced from one billion shares, par value $.000001 per share, to two hundred fifty million shares, par value $.000001 per share.

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

                                                     /s/ William C. Parker.
                                                     -----------------------
                                                     William C. Parker
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                         Title                                              Date
-------------------          ------------------------                           ---------------
/s/ William C. Parker
---------------------
    William C. Parker        Chief Executive Officer                            August 13, 2007

/s/ John A. Sabia            Controller - the principal financial officer       August 13, 2007
---------------------
    John A. Sabia