Form 10QSB
period 2007-09-30
MIT Holding, Inc.
filed 2007-11-19
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

[  ] Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Number of shares outstanding of the issuer's common stock, par value $.000001, outstanding as of September 30, 2007: 45,809,957 shares.

Transitional Small Business Disclosure Format (Check one): YES [  ] NO [X]

INDEX TO FINANCIAL STATEMENTS

Page:
Financial Statements
Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	F-2
Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (Unaudited)	F-3
Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (Unaudited)	F-4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	F-5
Notes to Financial Statements	F-6 - F-15

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED BALANCES SHEET

	September 30, 2007	December 31, 2006
ASSETS	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$101,506	$40,227
Accounts receivable	3,395,263	5,934,258
Accounts receivable-international	2,416,500	0
Inventory	746,586	377,234
Notes receivable	40,664	0

Total current assets	6,700,519	6,351,719

PROPERTY AND EQUIPMENT, net	40,761	28,484

OTHER ASSETS
Non-compete agreement, net	166,667	176,667
Healthcare reserve	2,171,228	292,003

Total other assets	2,337,895	468,670

TOTAL ASSETS	$9,079,175	$6,848,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,731,166	$2,546,539
Income taxes payable	761,977	52,734
Litigation settlement payable	375,000	610,000
Notes payable-bank-installment loans	28,342	34,987
Notes payable-bank-lime of credit	334,303	385,625
Note payable-Northern Healthcare Capital, LLC	1,193,428	0
Notes payable-legal fees	150,000	0
Notes payable-bridge loans	0	918,932

Total current liabilities	4,574,216	4,113,817

LONG-TERM LIABILITIES
Notes payable-banks	29,022	52,480

Total long-term liabilities	29,022	52,480

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 5,000,000 shares
authorized, 3,135.73 and zero shares issued and
outstanding at September 30, 2007 and December 31, 2006	0	0
Common stock, $0.000001 par value; 250,000,000 shares
authorized, 45,809,957 and 19,976,779 shares issued and
outstanding at September 30, 2007 and December 31, 2006	46	20
Additional paid-in-capital	1,573,390	824,189
Retained Earnings	2,902,501	1,423,367

Total stockholders’ equity	4,475,937	2,247,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,079,175	$6,848,873

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

UNAUDITED

	September 30, 2007	September 30, 2006
Revenue:
Sales and services rendered	$10,602,536	$10,423,530

Cost of medical supplies	4,796,721	7,242,790

Gross profit	5,805,815	3,180,740

Operating Expenses
Salaries and payroll cost	1,792,529	1,924,480
Selling, general and administrative	1,515,586	984,341
Depreciation and amortization	33,333	28,730

Total operating expenses	3,341,448	2,937,551

Net income from operations	2,464,367	243,189

Other expenses-interest	223,257	38,704

Net income before provision for income taxes	2,241,110	204,485

Provision for income taxes	761,977	60,345

Net income	$1,479,133	$144,140

Net income per share from continuing operations:
Basic and diluted	$.04	$.01
Weighted average number of shares outstanding:
Basic and diluted	36,322,642	17,695,760

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

UNAUDITED

	September 30, 2007	September 30, 2006

Revenue:
Sales and services rendered	$2,580,057	$2,567,882

Cost of medical supplies	1,072,801	1,393,897

Gross profit	1,507,256	1,173,985

Operating Expenses
Salaries and payroll cost	351,976	878,735
Selling, general and administrative	653,347	221,434
Depreciation and amortization	22,666	12,275

Total operating expenses	1,027,989	1,112,444

Net income from operations	479,267	61,541

Other expenses-interest	202,404	12,901

Net income before provision for income taxes	276,863	48,640

Provision for income taxes	94,133	16,708

Net income	$182,730	$31,932

Net income per share from continuing operations:
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding:
Basic and diluted	44,430,047	17,695,760

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net income	$1,479,133	$144,140
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33,333	28,730
Issuance of common stock for consulting fees and conv. notes	(943,665)	0
Changes in operating assets and liabilities:
Receivables	122,495	243,116
Inventory	(369,352)	(332,026)
Employee advances	0	8,704
Healthcare reserve	(1,879,225)	(19,075)
Notes receivable	(40,664)	0
Accounts payable and accrued expenses	(815,373)	(311,519)
Litigation payable	(235,000)	(270,000)
Notes payable	1,285,461	299,606
Income taxes payable	709,243	(117,038)

Cash (used) by operating activities	(653,614)	(325,362)

INVESTING ACTIVITIES
Capital expenditures	(22,597)	(1,479,512)

Cash (used) by investing activities	(22,597)	(1,479,512)

FINANCING ACTIVITIES
Proceeds from notes	0	1,213,505
Proceeds from issuance of preferred stock	1,656,422	0
Payments on bridge loans	(918,932)	0

Cash provided by financing activities	737,490	1,213,505

NET INCREASE (DECREASE) IN CASH	61,279	(591,369)

CASH BALANCE BEGINNING OF PERIOD	40,227	620,390

CASH BALANCE END OF PERIOD	$101,506	$29,021

Supplemental Disclosures:
Interest	$223,257	$38,704
Taxes	$761,977	$60,345

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations/ Basis of Presentation

Nature of Operations
Medical Infusion Technologies, Inc. (the “Company”), was incorporated in November 1991 in the state of Georgia. The Company is a provider of intravenous therapies to patients with a wholesale pharmaceutical trading division. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., (formerly CVAH, Inc.)a Delaware corporation, MIT Holding, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc.and MIT Ambulatory Care, Inc., the wholly-owned subsidiaries.

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2007, and the consolidated results of operations and cash flows for the nine months ended September 30, 2007. All significant intercompany accounts have been eliminated.

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

September 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

4. Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5- 7 year
Computer equipment	3- 7 years
Vehicles	5- 7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Accounts Receivable and Factoring Agreement.

On May 14, 2005, the Company entered into a factoring agreement with Northern Health Care, Inc. (“NHC”), located at 333 Seventh Avenue, New York, New York. The purchase price of the accounts were determined separately for each group of accounts purchased and were equal to the expected net realizable value of such accounts. The purchase price was determined as follows:

(a) Upon the purchase of accounts, NHC shall pay to the Company an amount equal to the lesser of (a) 85% of the purchase price of all the accounts purchased on May 14, 2005, or (b) the amount requested by the Company, less any amounts specified in Section 2.1 (b) below.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

Age of receivable on Date of purchase Calculated in days From date of service:	Discount Percent: Receivables purchased On initial closing Date	Discount Percent: Receivables relating To purchased after Initial closing date	Discount Percent: Receivables relating To purchased after Initial closing date
	All receivables	Wholesale	All other receivables
1 to 15 days	5.00%	1.50%	4.00%
16 to 30 days	5.00%	1.85%	4.00%
31 to 45 days	5.00%	2.50%	4.00%
46 to 60 days	5.00%	3.25%	4.00%
Each additional 15 days	An additional 1.00%	An additional .75%	An additional .75%

In April 2007,MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement.

See Note-C for details on amended revolving line of credit.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

6. Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

7. Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $120,753 and $53,761for the nine months ended September 30, 2007 and 2006, respectively.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

8.  Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

9.  International Receivables

The Company delivered and invoiced on June 20, 2007 to a Dominican Republic company in the amount of $2,416,500 for pharmaceutical drugs and supplies. Terms of the invoice are 25%-60/25%-90/25%-180/25%-360. Nine thousand dollars has been received on this invoice.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

10.  Estimates

Preparing the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of September 30, 2007 and December 31, 2006. Provision for income taxes for the nine months ended September 30, 2007 were $ 761,977 at an effective tax rate of 34%.

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

The Company’s short-term and long-term debt at September 30, 2007 is as follows:

	Current	Long-term	Total

The Coastal Bank-credit line	$334,303	0	$334,303
The Coastal Bank-installments	28,342	29,022	57,364
Total	$362,645	29,022	$391,667

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (CONTINUED)

The Coastal Bank notes consist of three installment notes with principal balances of $36,189, $17,788, and $3,387 at September 30, 2007. There are two credit lines with Coastal Bank aggregating $ 334,303 as of September 30, 2007. All notes are secured by all business assets of the Company with interest rates from 5% to 7%. In April 2007,MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement is a purchase agreement which NHC executed in May 2005 whereby NHC purchased from MIT the rights to all accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of September 30, 2007, $5,520,024 in receivables were subject to this agreement and the outstanding balance of the notes aggregated $1,193,428.

NOTE D - COMMITMENTS AND CONTINGENCIES

Leases agreement:

The Company has a lease agreement with Dexter Truax and Joni Truax for the lease of the office space located at 115 B Echols Street, Savannah, Georgia. The term of the lease has been renewed from January 1, 2005 to December 31, 2009. The five year lease has a monthly rental fee of $3,800 with an increase cost of living per annum. . This monthly expense is prorated among the four divisions. The Company’s annual basis totals $45,600 per year thru the year 2009.

Litigation:

The Company is subject from time to time to litigation relating to the activities of the Company and in the marketplace which it serves. As of December 31, 2005, the Company was engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, an “Agreement of Settlement” was entered into between all parties with the Company agreeing to the following consideration:

i.	The Company shall pay the sum of $50,000 on April 27, 2006;
ii.	The Company shall pay the sum of $175,000 on May 27, 2006;
iii.	Commencing on July 1, 2006 and continuing until April 1, 2007, the Company shall pay $15,000 per month on the first of every month; and
iv.	The Company shall pay the balance sum of $375,000 on or before October 17, 2007.

The total consideration of $750,000 was expensed in the year 2005. As of September 30, 2007, the Company has a current balance due of $375,000. In October and November 2007, the Company paid $275,000, leaving a balance of $100,000.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE E - RELATED PARTY TRANSACTIONS

On May 10, 2005, the Company bought the outstanding stock of Arlene Wihelm in exchange for a non-compete provision. See Note- H for terms and conditions.

NOTE F - OPERATING SEGMENTS

The Company has five principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale-“Wholesale”
•	Medical Infusion Tech, DME-“DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”
•	MIT International-“International”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company’s office facilities. MIT’s primary product lines are centered upon infusion therapy.

“Wholesale” primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients.

	International	Medical		Wholesale	Ambulatory	DME	Combined
		Infusion			Care
For the nine months ended September 30, 2007
Net sales	$2,416,500	$2,154,270		$3,030,292	$2,438,885	$562,589	$10,602,536
Net income (loss)	1,518,199	(1,100,504	)*	454,939	434,413	172,086	1,479,133

Total assets	2,416,500	6,214,475	**	448,200	0	0	9,079,175

Interest expense	0	223,257		0	0	0	223,257
Deprec. & amort.	0	33,333		0	0	0	33,333

* - Includes non-allocable expenses from other companies, including general overhead and payroll.
**-Includes all accounts receivables

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE F - OPERATING SEGMENTS (Continued)

	International	Medical		Wholesale	Ambulatory	DME	Combined
		Infusion			Care
For the nine months ended September 30, 2006

Net sales	$0	$1,431,052		$6,854,915	$1,625,478	$512,085	$10,423,530
Net income (loss)	0	(465,487)		714,658	(190,441)	85,410	144,140

Total assets	0	3,265,474	**	245,778	0	0	3,511,262

Interest expense	0	38,704		0	0	0	38,704
Deprec. & amort.	0	28,730		0	0	0	28,730

**-Includes all accounts receivables

NOTE G - INCOME PER COMMON SHARE

The computation of income per share is based on the weighted average number of common shares outstanding during the period presented. Diluted income per common share is the same as basic income per common share as there are no potentially dilutive securities outstanding (options and warrants).

NOTE H - NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

On May 10, 2005, the Company entered into a non-compete agreement with Arlene Wilhelm (“Wilhelm”), which was last amended as of June 7, 2007. Pursuant to the agreement, Wilhelm was issued 1,050,000 shares of Common Stock of MIT Holding, Inc. on June 2, 2006, which amount represented 5% of the Company’s outstanding common stock at the time, in exchange for her stock holdings in MIT Ambulatory Care Center, Inc. and Medical Infusion Technologies, Inc.

MIT HOLDING, INC.
(FORMERLY CONVENTION ALL HOLDINGS INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE H - NON-COMPETE PROVISION (RESTRICTIVE COVENANT)-
 (Continued)

Pursuant to the June 7, 2007 amendment to Wilhelm’s employment agreement, the Company issued her 312,500 shares of common stock, and on May 10, 2010, the Company is obliged to issue Wilhelm cash or common stock, at the Company’s option, equal to the amount, if any, by which $625,000 exceeds the sum of (i) the market value of the 312,500 shares issued to Ms. Wilhelm on June 7, 2007 which she holds on May 10, 2010, and (ii) the amount of proceeds, if any, she received upon the sale of any of the 312,500 shares. Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors.

Item 2. Management's Discussion and Analysis

The statements contained in this 10QSB, are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates ambulatory care centers in that area. Our distribution of wholesale drugs accounts for the majority of our revenues and is anticipated to be our most significant area of growth.

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

Age of receivable on Date of purchase Calculated in days From date of service:	Discount Percent: Receivables purchased On initial closing Date	Discount Percent: Receivables relating To purchased after Initial closing date	Discount Percent: Receivables relating To purchased after Initial closing date
	All receivables	Wholesale	All other receivables
1 to 15 days	5.00%	1.50%	4.00%
16 to 30 days	5.00%	1.85%	4.00%
31 to 45 days	5.00%	2.50%	4.00%
46 to 60 days	5.00%	3.25%	4.00%
Each additional 15 days	An additional 1.00%	An additional .75%	An additional .75%

Total factoring fees from inception to September 30, 2007 aggregated $ 850,224.

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

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT's outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement is a purchase agreement which NHC executed in May 2005 whereby NHC purchased from MIT the rights to all accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of September 30, 2007, $3,395,263 in receivables were subject to this agreement and the outstanding balance of the notes aggregated $1,193,428.

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

Results of Operations

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006.

Revenues

Consolidated revenues for the nine months ended September 30, 2007 were $10,602,536 as compared to $10,423,530 for the nine months ended September 30, 2006 representing a increase of $179,006 or 1.7%. Consolidated cost of sales for the nine months ended September 30, 2007 was $4,796,721 or 45.2% of sales as compared cost of sales for the nine months ended September 30, 2006 of $7,242,790 or 69.5% of sales. The gross profit for the nine months ended September 30, 2007 was $5,805,815 or 54.8% of sales as compared to the gross profit for the nine months ended September 30, 2006 of $3,180,740 or 30.5% of sales. The increase in revenues for the nine months ended September 30, 2007 were the result of sales to international customers aggregating $2,416,500 and $8,186,536 to domestic customers. The reduction and improvement in the costs of good sold and the gross profit is directly related to the profitability of selling international customers. For the nine months ended September 30, 2007, costs of good sold for the international sales was approximately $316,000 or 13.1% of international sales and 2.9% of sales overall. Domestic operating revenues were reduced by $2,236,994 to $8,186,536 for the nine months ended September 30, 2007 as compared to $10,423,530. This reduction overall was due to the lack of operating funds during the first four months of 2007 to purchase supplies on the open market at competitive prices and the loss of a major customer for products and services supplied by Ambulatory and our DME divisions. This customer decided to fill their own requirements through in-house sources.

Revenues for each segment of our operating entities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is as follows:

Net sales for each segment represented by the percentage of total combined sales are as follows.

	International	Medical		Wholesale	Ambulatory	DME	Combined
		Infusion			Care
For the nine months ended September 30, 2007
Net sales	$2,416,500	$2,154,270		$3,030,292	$2,438,885	$562,589	$10,602,536
Net income (loss)	1,518,199	(1,100,504	)*	454,939	434,413	172,086	1,479,133

Total assets	2,416,500	6,214,475	**	448,200	0	0	9,079,175

Interest expense	0	223,257		0	0	0	223,257
Deprec. & amort.	0	33,333		0	0	0	33,333

* - Includes non-allocable expenses from other companies, including general overhead and payroll.
**-Includes all accounts receivables

	International	Medical		Wholesale	Ambulatory	DME	Combined
		Infusion			Care
For the nine months ended September 30, 2006

Net sales	$0	$1,431,052		$6,854,915	$1,625,478	$512,085	$10,423,530
Net income (loss)	0	(465,487)		714,658	(190,441)	85,410	144,140

Total assets	0	3,265,474	**	245,778	0	0	3,511,262

Interest expense	0	38,704		0	0	0	38,704
Deprec. & amort.	0	28,730		0	0	0	28,730

**-Includes all accounts receivables

Operating Expenses

Total operating expenses increased $403,896 or 13.7% to $3,341,448 for the nine months ended September 30, 2007 from $2,937,552 for the nine months ended September 30, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets related to developing our international sales marketing program. The major components of operating expense include;

•
Salaries and payroll related costs decreased $131,951 to $1,792,529 for the nine months ended September 30, 2007 as compared to $1,924,480 for the nine months ended September 30, 2006, an decrease of 6.8%. The decrease was due primarily to the expansion of our sales and marketing efforts towards developing our international marketing program, which included additional personnel and the resulting expenses related to primarily travel and personnel support expenses.

•
Sales, general and administrative expenses increased $531,245 or 53.9% to $1,515,586 for the nine months ended September 30, 2007 as compared to $984,341 for the nine months ended September 30, 2006. An $531,245 increase was due primarily to a planned increase in our administrative and marketing efforts, reduction in leased space office and warehousing costs and significant increase in travel expenses. Legal and professional expenses related to our financing activities were $316,629 for the nine months ended September 30, 2007. Travel and entertainment was 61,879 for the nine months ended September 30, 2007. Additional expenses included office expense of $393,800, Advertising of $120,753, rent expense of $86,930, insurance expense of $102,253 and telephone of $42,548, factoring fees of 174,574, interest expense of $223,257 and contract services of $216,220. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2006.

•
Depreciation and amortization decreased $4,603 to $33,333 for the nine months ended September 30, 2007 as compared to $28,730 for the nine months ended September 30, 2006. The decrease was mainly attributable to the amortization and depreciation of assets that have become fully depreciated during this quarter.

Operating Income

Net income from operations increased $2,221,178 or 1,160.4% to $2,464,367 for the nine months ended September 30, 2007 from $243,189 for the nine months ended September 30, 2006. Operating income as a percentage of gross revenue was 23.2% for the nine months ended September 30, 2007 as compared to 2.3% for the nine months ended September 30, 2006.

Income Tax

Income tax expense increased $701,632 to $761,977 for the nine months ended September 30, 2007 from a tax expense of $60,345 for the nine months ended September 30, 2006. Income tax expense as a percentage of revenues was 7.2% for the nine months ended September 30, 2007 as compared to 0.6% for the nine months ended September 30, 2006. The increase in income before income taxes is due in part to the increase in income from operations as outlined above.

Net income

As a result of the above factors, net income increased by from $1,334,993 for the nine months ended September 30, 2007 to $1,479,133 for the nine months ended September 30, 2007 as compared to a net income of $144,140 or for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $101,506, as compared to $40,227 at September 30, 2006. For the nine months ended September 30, 2007, net cash used by operating activities aggregated $(653,614) as compared to cash used by operations for the nine months ended September 30, 2006 of $(325,362).

As of September 2006, MIT issued promissory notes in the principal amount of $1,213,505. The holder of a note in the principal amount of $125,000 converted such note into a Bridge Note (as defined below) in the principal amount of $138,889. The holder of the remaining note in the principal amount of $125,000 elected not to convert its note into a Bridge Note in the aggregate amount of $134,323, and received 50,000 shares of Common Stock pursuant to the terms of the promissory note. The promissory note was assumed by a new investor who converted the principal and accrued interest on that Bridge Note (as defined below) into units of the Private Placement described below.

As of September 30, 2007, we were funded primarily through operations, our financing agreement with NHC, the sales of 1,731,085 shares of common stock aggregating $852,222 or approximately $.50 per share and received from the proceeds of debt financing aggregating $1,505,510 and the sale of 4,234.4 shares of series A convertible Preferred Stock for aggregate gross proceeds of $4,234,400, inclusive of the conversion of certain bridge notes as described below.

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

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT's outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by
Mr. Parker. This agreement a purchase agreement with NHC executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of September 30, 2007, $5,520,024 in receivables were subject to this agreement.

In addition to the receivables and cash flow subject to the agreement with Northern, the Company has a single receivable from a customer in the Dominican Republic for $2,416,500. Terms of the invoice are 25%-60/25%-90/25%-180/25%-360. The initial installment was due September 20, 2007. Nine thousand dollars has been received on this invoice. The Company is relying upon collection of this invoice to expand its international sales.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of December 31, 2005, we were engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, the parties entered into a settlement agreement pursuant to which we agreed to pay $750,000. We paid an aggregate of $225,000 though May 2006 and in July 2006, we commenced monthly payment of $15,000, which will continue through October 1, 2007. The remaining balance of $375,000 is due October 17, 2007. The total consideration of $750,000 was expensed in the year 2005. As of December 31, 2006, the Company had a balance due of $610,000 and $375,000 as of September 30, 2007. In October and November 2007, the Company paid $275,000, leaving a balance of $100,000.

Based on our current plan, we believe that our current cash balances and results of operations will be sufficient to fund our operations through for the next twelve months.

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

None.

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

/s/ William C. Parker William C. Parker Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William C. Parker
William C. Parker	Chief Executive Officer	November 19, 2007

/s/ John A. Sabia_
John A. Sabia	Controller - the principal financial officer	November 19, 2007