Form 10KSB
period 2007-12-31
MIT Holding, Inc.
filed 2008-04-15
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From             To

Commission File Number 333-136791

MIT HOLDING, INC.
(Exact name of registration as specified in its charter)

Delaware	20-5068090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 West Fairmont Ave., Suite 202 Savannah, GA	31406
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including Area Code (912) 925-1905

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $12,680,741.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At April 10, 2008, the aggregate market value of the voting stock held by non-affiliates was $14,572,144, based upon 19,173,874 shares held by non-affiliates, and the average of the bid price ($0.76 per share) and the asked price ($0.76 per share) of $0.76 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 10, 2008, the registrant had 48,744,634 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or other information statement; and (3) any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-KSB (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-KSB, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which Prospectus is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

MIT Holding, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Overview

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

We are located at 37 West Fairmont Avenue, Suite 202, Savannah, Georgia, 31406. The phone number is (912) 925-1905. The website is www.mitholdinginc.com. Shares of MIT Holding common stock are traded on the OTC Bulletin Board under the symbol MITD.OB. Our principal executive offices are located at 37 West Fairmont Ave., Suite 202, Savannah, GA 31406.

History

Our current name and business operations have been preceded by historical name changes and changes in our capitalization.

MIT Holding, Inc. Mergers with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, until May 2, 2007, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (17 CFR 240.12b-2). On May 2, 2007, we then acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock (the "Merger"). In addition, 9,738,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”). Effective May 2, 2007, upon the closing of the Merger, William C. Parker (“Mr. Parker”) was elected President and Chief Executive Officer, Arlene Wilhelm was elected Chief Operating Officer, John Sabia was elected Secretary and Controller and Brinson Clements was elected Vice President of Administration.

On April 26, 2007, Mr. Robert Rubin, formerly the sole director, amended our bylaws to allow for two or more members to be elected to the board. Effective upon the consummation of the Merger, Mr. Parker became the second member of the board of directors. On May 2, 2007, shareholders holding a majority of the outstanding shares of common stock of the company appointed Mr. Parker Chairman of the Board of Directors, and appointed Thomas Duncan, James Bagwell, Brinson Clements, John Sabia and Steven Schuster as members effective upon the consummation of the Merger.  Meyers Associates LLP, a financial adviser to MIT, has the right to nominate one member to the Board of Directors and has nominated Mr. Rubin. No other agreements exist among present or former controlling stockholders of Convention All Holdings, Inc. or present or former board members of MIT with respect to the election of the members of its board of directors, and to our knowledge, no other agreements exist which might result in a change of control of Convention All Holdings.

In May 2007 we changed our ticker symbol on the OTC Bulletin Board to MITD.OB.

MIT Business and Operations

Overview

Through its three subsidiaries, MIT distributes wholesale pharmaceuticals, prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center there, as well.

Strategy

MIT’s strategy is to focus primarily on the domestic and international wholesale distribution of IVIG and other plasma based pharmaceuticals. MIT believes that there is a significant sales opportunity in the Caribbean, Latin and South American markets, the countries compromising the former Soviet Union and Israel, where we have some marketing contacts. We believe that these markets have not been serviced adequately by their current suppliers and distributors and that. MIT believes that it has several advantages over its potential competition in such markets. MIT believes that these markets are too small for major pharmaceutical companies that would have the ability to offer a comparable high quality of service. In addition, we believe that the smaller companies do not have our experience in selling and handling plasma-based products to adequately service these markets or the relationships with suppliers.

MIT intends to sell products directly to private distributors and government agencies, including the military. MIT intends to enter into strategic relationships with companies in these markets in order to leverage its governmental relationships and the governmental relationships of its joint venture partners and distributors.

In addition, MIT will seek to increase its domestic wholesale distribution business by focusing its sales and marketing efforts on hospitals and other institutional purchasers. To date, MIT has generated minimal revenues from international sales.

In order for MIT to expand into international markets and other domestic areas, MIT believes that it will need additional financing. There can be no assurance that MIT will expand into international markets or that it can obtain additional financing on favorable terms, if at all.

Strategic Relationship with Georgia Southern University and Dr. Thomas Kollars, Jr.

In October 2007, MIT signed an agreement with Georgia Southern University Research & Service Foundation, Inc. (“GSURSF”), a research division of Georgia Southern University, to research and develop products to stop the spread of infectious diseases. Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”), GSURSF’s Chief Scientific Advisor and Director of the Biodefense and Infectious Disease Laboratory and Associate Professor of Epidemiology in the Jiann-Ping Hsu College of Public Health, Georgia Southern University, will oversee the project.  Since then, MIT has been working with Dr. Kollars and his team of experts to develop the ProVector™, a product that could potentially eradicate the spread of certain mosquito-borne infectious diseases, including malaria, dengue fever and West Nile virus. MIT hopes to use its international pharmaceutical distribution channels to market the ProVector™ to developing nations.

In connection with MIT’s alliance with GSURSF, MIT also entered into a license agreement with MedEnvVet Laboratories, an affiliate of Dr. Kollars and the holder of the intellectual property rights to the ProVector™. Pursuant to the license agreement, MIT acquired exclusive worldwide rights to sub-license, manufacture and sell the ProVector.

International Wholesale Distribution

MIT will seek to grow its wholesale distribution business in Latin America, the Caribbean the countries comprising the former Soviet Union, and Israel. MIT hopes to establish relationships with government agencies and distributors in such countries in order to import pharmaceuticals. In order to sell pharmaceuticals internationally, MIT must register the pharmaceuticals that it intends to import into each country. MIT believes that such registration is essential to its long-term growth strategy and in 2008 we intend to focus on establishing relationships to sell our pharmaceutical products overseas. We hope to utilize our strategic alliance with Dr. Kollars and his marketing of the ProVector™ in Africa, Asia, the countries making up the former Soviet Union and Israel to open the door to these new markets. However, there can be no assurance that these efforts will result in transactions on terms favorable to MIT, or at all.

In 2007 MIT attempted to sell pharmaceuticals in the Dominican Republic. MIT sold pharmaceuticals to Redifar, SA, a distributor in the Dominican Rebublic, who in turn sold the products to the Dominican Secretary of Health (Secretaria Estado Salud Publica). In that transaction Redifar generated a receivable from the Secretary of Health in the amount of $3,859,640, and MIT generated a receivable from Redifar (the “Redifar Receivable”) in the amount of approximately $2,400,000, which remains outstanding. In December 2007, a wholly-owned subsidiary of MIT entered into an agreement with MIURA Enterprises (“MIURA”), a corporation formed under the laws of the Dominican Republic, whereby, MIT assigned MIURA the Redifar Receivable in exchange for an 18% equity interest in MIURA and the right to 80% of all monies MIURA collects against the Redifar Receivable. MIURA Enterprises was formed for the sole purpose of facilitating the collection of both (i) Redifar’s $3,859,640 receivable from the Secretary of Health, and (ii) the Redifar Receivable.

Sources of Operations

MIT has a relationship with a supplier in India and intends to develop other relationships with suppliers that MIT believes will enable MIT to meet its anticipated requirements overseas. However, many of the manufacturers are the only source of each specific pharmaceutical which MIT intends to order for international sales.

Domestic Wholesale Pharmaceutical Distribution

MIT’s domestic wholesale pharmaceutical distribution is conducted through Medical Infusion Technologies Inc., which sells pharmaceuticals solely in the United States to other wholesale distributors. MIT distributes a wide variety of nationally known intravenous pharmaceuticals from pharmaceutical producers. MIT plans to form a subsidiary to distribute pharmaceuticals to outside of the United States and another subsidiary for sales to institutions, such as hospitals and nursing homes. MIT believes that its 15 years of experience with infusion therapies is particularly important in dealing with many products and engaging in wholesale distribution of these intravenous pharmaceuticals.

IVIG is the leading product distributed by the wholesale division, accounting for approximately 79.70% of MIT’s wholesale sales in 2007, without including albumin. These immunoglobulins are a type of protein found in human blood that helps resist bacteria, viruses, and other germs. IVIG is used to treat a wide variety of disorders including: diabetic Neuropathy, CIDP, Guillain-Barre Syndrome, and Multiple Sclerosis. MIT believes that demand for IVIG will continue to grow because of its wide applications and the long treatment periods required by most patients. MIT believes that because IVIG is derived from blood, it is subject to periodic shortages of supply.

MIT’s domestic expansion will be focused on the specialty pharmacy area. This may be accomplished through acquisitions of wholesale and specialty pharmacies which are already licensed nationwide to facilitate buying specialty pharmaceuticals at a discount and being able to make nationwide wholesale sales. MIT needs to be licensed in all 50 states in order to be a specialty pharmacy. MIT is currently licensed in 33 states for wholesale sales of intravenous pharmaceuticals and is applying for licensing in the remaining states, but acquiring an existing business with all the required licenses will expedite expansion. MIT currently has no agreements or understanding s with respect to any acquisitions.

Our Suppliers

MIT purchases the majority of its products for domestic sales from six major distributors and several minor distributors. In 2007 the six major distributors supplied approximately 80% of the Company’s purchasing needs with the other 20% from the other distributors. The Company does not have long-term contracts or arrangements with any of these distributors. The loss of certain of these distributors could have a material adverse effect on our operations, although most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of MIT’s patients. However, some pharmaceuticals are only available through the manufacturer and may be subject to limits on distribution. In such cases, MIT needs to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet its patients’ needs. We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products.

Additionally, certain pharmaceuticals may become subject to general supply shortages, as in 2005 with IVIG immune globulin products. Such shortages can result in cost increases or hamper MIT’s ability to obtain sufficient quantities to meet the needs of our patients. MIT works diligently to obtain commitments from its suppliers, whenever possible, to secure ample supply of pharmaceuticals that are potentially subject to supply shortages, however, all of its purchasing is presently “spot” purchasing, and MIT maintains no long-term contracts with any suppliers, nor does it keep large inventories of our pharmaceuticals.

Pharmacy Services, Home Infusion Therapy and Ambulatory Centers

MIT provides infusion pharmacy services through its pharmacy in Savannah, Georgia. The pharmacy maintains a narcotics license from the Drug Enforcement Agency, and can dispense infusible and non-infusible prescription pharmaceuticals to treat a wide range of chronic and acute health conditions. Many infusion therapies cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and are not generally equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. As a result, these specialty pharmaceuticals are generally provided by pharmacies such as MIT’s that focus primarily on filling, labeling and delivering injectible pharmaceuticals and related support services.

Patients are generally referred to infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at an ambulatory infusion center.. We believe that several factors will contribute to growth in non-hospital based infusion therapy, including:

•	Healthcare cost containment pressures;
•	Increased number of therapies that can be safely administered in patients’ homes;
•	Patient preference for at-home treatment;
•	Increased acceptance of home infusion by the medical community and by managed care organizations and other payors;
•	Technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices; and
•	Increased utilization of home infusion therapies due to demographic trends, in particular increasing life expectancies.

MIT’s pharmacy customers can choose to have their therapies administered at the 3,000 square foot ambulatory care center in Savannah, Georgia staffed by three full-time nurses and two part-time doctors or in their own homes. In 2007, MIT closed ambulatory centers in Augusta and Brunswick Georgia as revenue in those locations were insufficient.

MIT offers patients the following services:

•	Medication and supplies for administration and use at home or within one of our ambulatory infusion centers;
•	Consultation and education regarding the patient’s condition and the prescribed medication;
•	Clinical monitoring and assistance in monitoring potential side effects; and
•	Assistance in obtaining reimbursement.

MIT provides its patients the following home infusion therapies:

•
Total Parenteral Nutrition: intravenous therapy providing required nutrients to patients with digestive or gastro-intestinal problems, most of whom have chronic conditions requiring treatment for life;

•	Anti-infective Therapy: intravenous therapy providing medication for infections related to diseases such as osteomyelitis and urinary tract infections;
•	Pain Management: intravenous or continuous injection therapy, delivered by a pump, providing analgesic pharmaceuticals to reduce pain;
•	Other therapies: treating a wide range of medical conditions.

MIT’s primary product lines are centered upon infusion therapy. During 2007, approximately 55.92% of infusion therapy revenue came from home infusion therapies and 44.08% from clinic infusion therapies. In 2007, IVIG and Synagis® products accounted for approximately 23% of therapies dispensed at MIT’s ambulatory centers. Synagis® (palivizumab), the leading infusion product administered at the ambulatory center, is prescribed primarily between September and January. It is a monoclonal antibody licensed for any infectious disease, but is used primarily for respiratory diseases and allergies that normally establish themselves in the late summer through winter. In addition, Synagis® is also prescribed for prevention of human respiratory syncytial virus (including diseases such as measles and mumps) in pediatric patients.

Home Medical Equipment

The home medical equipment division carries a wide variety of durable medical equipment and supplies for purchase or lease. The division maintains inventory or can rapidly obtain a wide variety of home medical equipment products to match almost any request, from electric wheelchairs to nebulizers. Approximately 100% of MIT’s business in 2007 related to home medical equipment was from physician referrals.

Billing and Significant Payors

MIT derives most of its revenue from contracts with third party payors, insurance companies, self-insured employers and Medicare and Medicaid programs. Where permissible, they bill patients for any amounts not reimbursed by third party payors. For the most part, MIT’s infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (AWP) of each pharmaceutical. Nursing services are typically paid separately, on a per visit basis, while other patient support services and ancillary medical supplies are either reimbursed separately or on a per diem basis, where applicable.

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2006 and December 31, 2007 respectively, approximately 73% and 36.5% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 50% and 50% of our total accounts receivable, respectively, as of December 31, 2006 and December 31, 2007.

Despite MIT’s use of an asset based lender, MIT remains responsible for its own billing and collection practices. MIT bills payors and tracks all of its accounts receivable through computerized billing systems. These systems allow the billing staff the flexibility to review and edit claims in the system before such claims are submitted to payors, which are submitted either electronically or through the mail. MIT utilizes electronic claim submission whenever possible to expedite claim review and payment, and to minimize errors and omissions.

MIT’s financial performance is highly dependent upon effective billing and collection practices. The process begins with an accurate and complete patient admission process, in which essential information about the patient, the patient’s insurance and their care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from the insurance company carrier to provide the required care, which typically takes place before we initiate services.

Sales and Marketing

MIT’s sales and marketing efforts focus on establishing, maintaining and strengthening relationships with local and regional patient referral sources and maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products.

Most new patients are referred to MIT by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs) or other managed care organizations, insurance companies and home care agencies. MIT’s sales force is responsible for establishing and maintaining these referral relationships.

Government Regulation

MIT’s operations are subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, MIT’s business is impacted not only by those laws and regulations that are directly applicable to it but also by certain laws and regulations that are applicable to its managed care and other clients. If MIT fails to comply with the laws and regulations directly applicable to its business, it could suffer civil and/or criminal penalties, and it could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on its business.

Professional Licensure.   Nurses, pharmacists and certain other healthcare professionals MIT employs are required to be individually licensed or certified under applicable state law. MIT performs criminal and other background checks on employees and takes steps to ensure that employees possess all necessary licenses and certifications, and MIT believes that its employees comply in all material respects with applicable licensure laws.

Pharmacy Licensing and Registration.   Georgia laws require that our pharmacy be licensed as an in-state pharmacy to dispense pharmaceuticals in Georgia and that home infusion companies to be licensed as home health agencies. MIT believes that it complies with all state licensing laws applicable to its business. If MIT is unable to maintain its licenses, its ability to operate would be severely limited, which could have an adverse impact on its business.

Laws enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as some similar state agencies, require MIT’s pharmacy to register in order to handle controlled substances, including prescription pharmaceuticals. Federal and state laws also require that MIT follow specific labeling, reporting and record-keeping requirements for controlled substances. MIT maintains federal and state controlled substance registrations for each of its facilities that require such registration and follows procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

Food, Drug and Cosmetic Act.   Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. MIT believes that it complies with all applicable requirements.

Wholesale Licenses. The DEA, the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the distribution of pharmaceutical products and controlled substances. Wholesale distributors of these substances are required to register for permits, meet various security and operating standards, and comply with regulations governing their sale, marketing, packaging, holding and distribution. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these regulations. MIT has received all necessary regulatory approvals and believes that it is in compliance with all applicable pharmaceutical wholesale distribution requirements.

Medicare Prescription Drug, Improvement and Modernization Act of 2003.   The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) significantly expanded Medicare coverage for outpatient prescription drugs. Beginning in 2006, Medicare beneficiaries became eligible to enroll in prescription drug plans that are offered by private entities. Medicare reimbursement rates for certain pharmaceuticals were impacted by implementation of the MMA by the U.S. Department of Health and Human Services. Further Medicare reimbursement reductions and policy changes are scheduled to be implemented in the future. The Deficit Reduction Act of 2005 reduced Medicaid reimbursement for certain prescription drugs, and the U.S. Congress may consider further reductions to Medicaid reimbursement. These policies may adversely affect MIT’s pharmacy business directly and its wholesale pharmaceutical distribution business indirectly.

The MMA also significantly expanded Medicare coverage for outpatient prescription pharmaceuticals through new Medicare Part D. Beginning in 2006, Medicare beneficiaries became eligible to enroll in outpatient prescription pharmaceutical plans that are offered by private entities and became eligible for varying levels of coverage for outpatient prescription pharmaceuticals. Beneficiaries who participate select from a range of stand-alone prescription pharmaceutical plans or Medicare Advantage managed care plans that include prescription pharmaceutical coverage along with other Medicare services (“Part D Plans”). The Part D Plans are required to make available certain pharmaceuticals on their formularies. Each Part D Plan negotiates reimbursement for Part D pharmaceuticals with pharmaceutical manufacturers. For eligible Medicare beneficiaries, the cost of equipment, supplies and professional services associated with infused covered Part D pharmaceuticals will continue to be reimbursed under Part A or Part B, as applicable. For beneficiaries who are dually eligible for benefit under Medicare and a state Medicaid program, covered infused pharmaceuticals will be reimbursed under individual state coverage guidelines.

Stark Law & Anti-Kickback Statute. MIT and its customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute prohibits persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a person for the furnishing or arranging for the furnishing of any item or service or for inducing the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. MIT attempts to structure all of its business relationships to comply with these laws.

Health Information Practices. The Health Information Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder by HHS set forth health information standards in order to protect security and privacy in the exchange of individually identifiable health information. Significant criminal and civil penalties may be imposed for violation of these standards.

Pedigree Requirements. In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the supply channel. For example, Florida and other states are implementing pedigree requirements that require pharmaceuticals to be accompanied by information tracing pharmaceuticals back to the manufacturers. Georgia presently has no such statute. These and other requirements are expected to increase MIT’s cost of operations. At the federal level, the FDA issued final regulations pursuant to the Pharmaceutical Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to MIT of selling to other pharmaceutical distributors and handling product returns.

Competition

The intravenous ambulatory market is highly fragmented with a small number of high volume participants. Most intravenous therapies are originally prescribed to patients while confined to a hospital, and MIT maintains significant relationships with most of the major hospitals in the metropolitan Savannah area. There are no other listed ambulatory centers in Savannah, Georgia. One other home intravenous therapy provider operates in Statesboro, Georgia approximately 65 miles from Savannah. Coastal Medical Services also serves the Savannah area.

While a handful of large, national pharmaceutical suppliers such as Cardinal Health, Inc, McKesson Corporation and Amerisource Bergen Company compete with one another for wholesale distribution to entities such as large chain drug-stores and major metropolitan hospitals, MIT’s domestic wholesale division competes with smaller, regional wholesalers for business supplying regional hospitals, doctors, and small pharmacies, purchasers who are not the traditional customers of the largest wholesalers. In the future, MIT may also compete with larger, better established distributors for market share.

With respect to international sales, MIT competes with multinational distributors, particularly for larger sales to government agencies. MIT may also compete for sales with suppliers of its products.

Over twenty home medical equipment suppliers are in the Savannah area. Most are inside pharmacies. MIT maintains a competitive advantage in that once a patient is referred to MIT, MIT may cross-sell to the patient home medical equipment prescriptions written by the referring physician. MIT formed its home medical equipment division so that an infusion patient with a durable medical equipment prescription would not have to go to another source. Similarly, the pharmacy was established so an infusion patient with a prescription for pharmaceuticals could have the prescription filled by MIT’s pharmacy.

Insurance

MIT caries a professional liability insurance policy that provides for coverage in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award, harming our financial condition and results of operations. MIT also maintains officers and directors liability insurance for aggregate coverage of $3,000,000.

Employees

As of December 31, 2007, MIT employed 34 persons on a full-time basis of which 14 were involved in administration, 16 in medical services, and 4 for durable medical equipment. None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

Item 1A. RISK FACTORS

Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this prospectus, including our financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors” section actually occurs, our business, results of operations and financial condition could be materially adversely affected and you might lose all or part of your investment.

Our restricted cash flow raises substantial doubt about our ability to continue operations unless we obtain financing or generate adequate cash flow.

Although we had revenues of $12,680,741 in 2007 and had receivables of $3,082,915 as of December 31, 2007, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. Revenues declined in 2007 to $12,680,741 from $12,980,219 in 2006. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, and this has adversely impacted our ability to receive funds on our line of credit from Northern Health Care, which is secured by all of our accounts receivable. Furthermore, cash receipts from our international sales have been minimal. Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. We can make no assurances that Northern will continue to fund MIT for that period, no assurances we will be able to pay Northern at the end of that period, and no assurances that we will be able to find alternate funding on terms favorable to the Company or at all.

We rely heavily on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2006 and December 31, 2007, over 73% and 65.52%, respectively, of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

In addition, we are sensitive to possible changes in state Medicaid programs as we do business with a number of state Medicaid providers. Budgetary concerns in many states have resulted in and may continue to result in, reductions to Medicaid reimbursement as well as delays in payment of outstanding claims. Any reductions to, or delays in collecting amounts reimbursable by state Medicaid programs for our products or services, or changes in regulations governing such reimbursements, could cause our revenue and profitability to decline and increase our working capital requirements.

Our expansion strategy is unproven and risky.

Our business strategy is to expand the sales of our products and services overseas. Our ability to implement its plans will depend primarily on the ability to attract clients, the continued manufacture of key intravenous products and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and there can be no assurance that any of the expansion factors will be satisfied or that we will be able to establish additional favorable relationships for the purchase, marketing and sales of its products and/or services. There can be no assurance, assuming we could hire the appropriate marketing personnel and ultimately establish additional merchandising relationships, when such events might occur or to what extent.

MIT has only a short history of intravenous pharmaceutical therapy distribution abroad.

Since inception, MIT has been focused on domestic distribution of intravenous therapies. We used a significant portion of the proceeds from MIT’s 2007 private placement of Series A Preferred Stock and warrants (the “2007 Private Placement”) to engage in the wholesale distribution of pharmaceutical products overseas. MIT has engaged in extended negotiations with foreign institutional healthcare providers, governments and distributors and has to date generated insignificant revenues from its efforts. Nevertheless, MIT will continue its efforts to expand wholesale pharmaceutical sales overseas.

Distributing pharmaceuticals overseas is a heavily regulated industry, and we will be subject to both domestic and foreign governmental regulatory schemes and may be required to rely on a limited number of distributors in each foreign country in which it will sell products and may be required to obtain registrations in each country to import product. We have no significant experience complying with the legal systems of countries other than the United States. We will be dependent on our relationships with foreign distributors, suppliers, purchasers and government agencies and enforcement of our rights in foreign courts, particularly in less developed countries, is uncertain. Such compliance will be time consuming and expensive, and is expected to require hiring legal and/or business advisers who are specialists in such transactions. Changes in foreign statues and regulations could adversely affect our operations. Achieving significant revenues denominated in foreign currencies would also subject our financial results to the risk of foreign exchange fluctuations.

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased from $7.8 million in 2004 to $16.1 million in 2005, then declined to $13.0 million in 2006. We believe that the decline in revenues in 2006 resulted from increased overhead expenses made in anticipation of expanding its operations upon the completion of additional financing which did not occur in 2006. Such additional overhead expenses and the lack of anticipated financing detracted from funds that would have been otherwise available to purchase products for wholesale distribution. There can be no assurance that there will not be adverse fluctuations in our revenues to the detriment of its expansion and operations.

Our accounts receivable are subject to an agreement with Northern Healthcare Capital, LLC.

In April 2007, MIT and Northern Healthcare Capital, LLC (“Northern”) entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with Northern is personally guaranteed by Mr. Parker. This agreement a purchase agreement with Northern executed in May 2005 whereby Northern purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with Northern. We are dependent on our agreement with Northern and there can be no assurance that we could obtain alternate financing on terms as favorable to us.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. We can make no assurances that Northern will continue to fund MIT for that period, no assurances we will be able to pay Northern at the end of that period, and no assurances that we will be able to find alternate funding on terms favorable to the Company or at all.

MIT experiences seasonal liquidity.

MIT has historically experienced seasonal liquidity due to the natural cycle of demand for our wholesale pharmaceutical products, and we expect this seasonal fluctuation in liquidity to continue. MIT historically experienced decreases in revenue in the first half of the year compared to the second half. Lesser cash flow could adversely affect MIT’s liquidity and funds available for operations.

The loss of Mr. Parker could adversely affect our operations.

Our success depends upon the availability and performance of our key employees, such as President, William C. Parker, MIT’s founder. We intend to purchase “key person” insurance for Mr. Parker for coverage in the amount of at least $1,000,000. However, MIT does not currently have such insurance, and it may not be able to obtain such insurance on favorable terms, at all. The loss of Mr. Parker’s services could have a material adverse effect upon our business and results of operations.

We are highly dependent on reimbursement from non-governmental third party payors.

We are highly dependent on reimbursement from a managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2006 and December 31, 2007, approximately 63.48% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

We are subject to numerous governmental regulations, including healthcare reform laws.

Non-compliance with laws and regulations applicable to MIT’s business and future changes in those laws and regulations could have a material adverse effect on MIT. MIT’s operations are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with burdensome and complex billing, substantiation and record-keeping requirements. Financial relationships between MIT and physicians, nurses, and other referral sources are also subject to strict limitations.

In addition, strict licensing and safety requirements apply to the provision of services, pharmaceuticals and equipment. Violations of these laws and regulations could subject MIT to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on MIT’s business and results of operations.

MIT faces downward pricing pressures.

MIT believes that continued pressure to reduce healthcare costs could have a material adverse effect on MIT’s revenue. The current market continues to exert pressure on healthcare companies to reduce health care costs, resulting in reduced margins for home healthcare providers such as MIT. Larger group purchasing organizations and supplier groups exert additional pricing pressure on home healthcare providers. These include managed care organizations, which control an increasing portion of the healthcare economy.

MIT faces competition from other providers for its products and services.

The segment of the healthcare market in which MIT operates is highly competitive. In each of its service lines, there are a number of national providers and numerous regional and local providers. Other types of healthcare providers, including, individual hospitals and hospital systems, home health agencies and health maintenance organizations have entered, and may continue to enter the market to compete with MIT’s various service lines. Some of these competitors have access to significantly greater financial and marketing resources than MIT. This may increase pricing pressure and limit MIT’s ability to maintain or increase its market share.

MIT relies heavily on a single source product manufacturer and certain distributors.

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability. In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately 62% and 23% of MIT’s revenues for the years ended December 31, 2006 and December 31, 2007, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business. There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

Quantities of our intravenous therapies are limited.

Certain of the intravenous therapies that we distribute have limited shelf life and some, such as blood products, are subject to supply shortages. There can be no assurance that we can obtain the supplies of products that we desire. In such event, the operations of our wholesale distribution business will be adversely affected.

Development of new products that compete with MIT’s product line could materially, adversely affect its financial condition.

The pharmaceutical distribution industry is highly competitive and characterized by changing client preferences and continuous introduction of new products and/or services. MIT believes that its future growth will depend, in part, on its ability to anticipate changes in client preferences and develop and introduce, in a timely manner, new products and/or services that adequately address such changes. There can be no assurance that MIT will be successful in developing, introducing and marketing new products and/or services on a timely and regular basis. If MIT is unable to introduce new products and/or services or if MIT’s new products and/or services are not successful, such events could have a material, adverse effect upon its business, operating results and financial condition.

Changes in state and federal government regulation could restrict our ability to conduct our business.

The marketing, sale and purchase of intravenous pharmaceutical therapies, pharmaceuticals, other medical supplies and provision of healthcare services generally is extensively regulated by federal and state governments. Other aspects of our business are also subject to government regulation. We believe we are operating our business in compliance with applicable laws and regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Accordingly, we cannot provide any assurance that our interpretation would prevail or that one or more government agencies will not interpret them differently. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from governmental third party payors, such as Medicare and Medicaid. Also, we could be affected by interpretations of what the appropriate charges are under government programs.

Some of the healthcare laws and regulations that apply to our activities include:

•
The federal “Anti-Kickback Statute” prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. Although there are “safe harbors” under the Anti-Kickback Statute, some of our business arrangements and the services we provide may not fit within these safe harbors or a safe harbor may not exist that covers the arrangement. The Anti-Kickback Statute is an intent based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Violations of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

•
The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services (“DHS”) that are reimbursable under Medicare. The Stark Law exempts certain business relationships which meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provides federal privacy protections for individually identifiable health information. Through the adoption of the Privacy Rule, HIPAA set national standards for the protection of health information for providers and others who transmit health information electronically. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

•
MIT must obtain state certain licenses to operate and dispense pharmaceuticals. If we are unable to maintain our licenses or if states or the federal government place burdensome restrictions or limitations on pharmaceutical distributors, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

It is unlikely that MIT will pay dividends in the foreseeable future.

MIT has not paid cash dividends to its shareholders in the past, and there is no assurance that MIT will pay dividends in the future. MIT does not intend to declare or pay cash dividends in the foreseeable future. Earnings, if any, are expected to be retained to finance and expand its business.

We may be subject to liability for the services we offer and the products we sell.

We and other participants in the health care market are likely to continue to be subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. A successful claim not covered by our professional liability insurance ($1,000,000 per occurrence) or substantially in excess of our general liability insurance ($1,000,000 per occurrence) coverage could cause us to pay out a substantial award, harming our financial condition and results of operations. In addition, we retain liability on claims up to the $500 - $1,000 amount of our deductibles, which generally are upwards of $2,000 per year for infusion per occurrence. Further, our insurance policy is subject to annual renewal and it may not be possible to obtain liability insurance in the future on acceptable terms, with adequate coverage against potential liabilities, or at all. Also, claims against us, regardless of their merit or eventual outcome, could be a serious distraction to management and could harm our reputation.

We are controlled by our principal shareholders and as a result you may not be able to exert meaningful influence on significant corporate decisions.

At present, our officers, directors and principal shareholders own approximately 61% of the issued and outstanding shares, including 6,000,000 shares over which Mr. Parker, our Chief Executive Officer, has the right to vote until May 2009 and therefore have the ability to elect all of the members of the Board of Directors of the company. Mr. Parker, alone has the right to vote a majority of the outstanding shares of common stock. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

We are subject to price volatility due to our operations materially fluctuating, as a result, any quarter-to-quarter comparisons in our financial statements may not be meaningful and may also cause the price of our stock to fluctuate.

As a result of the evolving nature of the markets in which we compete, and the early stage in development of our business plan, our operating results have and may in the future, fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. Until we have developed and demonstrated uses for our services and technology which is accepted by a significant number of customers on a regular basis (through licensing or otherwise) our quarterly results of operations may fluctuate significantly which, in turn, may cause the price of our stock to fluctuate.

Selling stockholders from the 2007 Private Placement intend to sell their shares of common stock in the public market, which sales may cause our stock price to decline.

The officers, directors and significant shareholders of the company (who currently comprise approximately 61% of our issued and outstanding stock) are subject to the provisions of various insider trading and rule 144 regulations. Also, officers and key employees are subject to restrictions on selling their shares of common stock without the consent of Meyers Associates L.P. our financial advisor in the recent private placements, until May 2, 2009 with respect to 24,270,760 shares of common stock. However, selling stockholders from the 2007 Private Placement intend to sell in the public market up to 21,805,499 shares of common stock which were registered for resale pursuant to a registration statement that became effective August 13, 2007. This amount compared to the total number of shares of common stock issued and outstanding could cause our stock price to decline.   Additionally, shares of common stock held by non-affiliates may currently be eligible for resale pursuant to Rule 144, as amended.

MIT’s common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements

MIT’s common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity of MIT’s common stock which may result in shareholders being unable to sell their shares.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in MIT’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of MIT’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 2. Description Of Property

MIT is headquartered in Savannah, Georgia at 115 Echols Street, while its administrative offices are at 37 West Fairmont Street Suite 202, also in Savannah. This rented facility on Echols Street consists of two buildings, one warehouses all inventory and is also the location of MIT’s pharmacy, clean room for compounding and the Savannah ambulatory center. The second building houses the wholesale trading operations. MIT rented facilities in Brunswick, Georgia for use as an ambulatory center through December 31, 2007, but terminated that lease in January 2008. MIT believes that its premises are sufficient for its current operations.

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expires January 1, 2009. The rent is $3800 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months. The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123.. This lease is personally guaranteed by William C. Parker.

•
The lease on the facility located at 393 EH Court, Brunswick, GA was entered into in April 2006, for a term of 24 months. Monthly rent for the initial 12 months was $1500, and for the next 12 months is $1545. This lease is guaranteed by William C. Parker. This lease was terminated in January 2008 with the closing of the Brunswick location.

Item 3. Legal Proceedings

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are not involved in any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Submissions Or Matters To A Vote Of Security Holders

The description of the Merger in Item 1 is hereby incorporated herein by reference.

Item 5. Market For Common Equity And Related Stockholder Matters

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTC Bulletin Board under the ticker symbol "MITD.OB". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of MIT common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. There was no trading reporting prior to May 7, 2007.

Period	High	Low

2007:
Quarter Ended March 31	$-	$-
Quarter Ended June 30	20.00	1.51
Quarter Ended September 30	2.70	1.00
Quarter Ended December 31	1.33	0.99
2006:
Fourth Quarter March 31	-	-
Third Quarter June 30	-	-
Second Quarter September	-	-
First Quarter December	-	-

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 105 stockholders of record as of April 10, 2008.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently plan to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future. We may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although we have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of our board of directors.

Equity Incentive Plan

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive (which was adopted by which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006 Stock Incentive Plan were exchanged for awards under the Plan effective upon the Company’s May 2, 2007 merger with Medical Infusion Group, Inc.

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the company's shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee administers the Plan.

The Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights ("SARs"), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our common stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Compensation Committee of the company, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the plan.

Our Compensation Committee has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan's administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Compensation Committee.

Stock Options. Options granted under the plan may be "incentive stock options," as defined in Section 422 of the Code, or "nonqualified stock options" which are stock options that do not qualify as incentive stock options. An incentive stock option must expire within ten years from the date it is granted (five years in the case of options granted to holders of more than 10% of the total combined voting power of all classes of our stock and the stock of our subsidiaries). The exercise price of an incentive stock option, qualified or non-qualified, must be at least equal to 120% of the fair market value on the date such incentive stock option is granted. Subject to such restrictions as the Compensation Committee may impose, the exercise price of options granted under the plan may be paid (i) in cash or its equivalent, (ii) by delivery, or attesting to the ownership, of previously-acquired shares of our common stock, (iii) pursuant to a cashless exercise program, (iv) by such other methods as the compensation committee may permit or (v) by any combination of (i), (ii), (iii) and (iv). As of the date of this prospectus, no non-qualified stock options had been granted under the plan.

SARs. The Compensation Committee may grant a SAR in connection with all or any portion of an option grant as well as independent of any option grant. A SAR entitles the participant to receive the amount by which the fair market value of a specified number of shares on the exercise dates exceeds an exercise price established by the committee. The excess amount will be payable in common stock, in cash, or in a combination of shares and cash.

Restricted Stock. Restricted Stock Units and Performance Shares. These awards may be granted in such amounts and subject to such terms and conditions as determined by the Compensation Committee. Holders of restricted stock may generally exercise full voting rights and may be credited with regular dividends paid with respect to the underlying shares while they are so held; however, stock dividends or other non-cash distributions made with respect to restricted stock awards generally will be subject to the same restrictions as the restricted stock award. Generally, after the last day of the applicable period of restriction, the shares become freely transferable.

Restricted stock units and performance shares are conditional grants of a right to receive a specified number of shares of common stock or an equivalent amount of cash (or a combination of shares and cash) if certain conditions are met. Each restricted stock unit and performance share must have an initial value equal to the fair market value of a share on the date of grant. Restricted stock units may have conditions relating to continued service or employment only or continued employment or service and attainment of performance goals, as determined by the Compensation Committee. Performance shares may be granted based on a performance period of one or more years or other periods, as determined by the Compensation Committee.

The Compensation Committee must determine the performance objectives for grants of performance shares and the range of the number of shares to be paid to an employee if the relevant measure of performance is met within the performance period. Recipients of restricted stock units and performance shares may receive dividend equivalents with respect to their awards.

Other Awards. Subject to the terms of the plan, the Compensation Committee may grant other awards such as deferred share, share or cash awards based on attainment of performance or other goals or shares in lieu of cash under other incentive or bonus programs. Payment under such awards may be made in such manner and at such times as the Compensation Committee may determine.

Except as otherwise provided in a participant's award agreement, upon the occurrence of a change in control of the company, all outstanding stock options and SARs become immediately exercisable, any restriction imposed on restricted stock, restricted stock units, performance shares or other awards will lapse, and any performance shares or other awards with performance-related vesting conditions will be deemed earned at the target level (or if no target level is specified, the maximum level). Unless a participant's award agreement provides otherwise, if a participant's employment or service terminates following a change in control, any of the participant's stock options or SARs that were outstanding on the date of the change in control and that were vested as of the date of termination of employment or service will remain exercisable for a period ending not before the earlier of the first anniversary of the termination of the participant's employment or service or the expiration of the stated term of the award.

The Plan may be amended, suspended or terminated at any time by our board of directors, provided that no amendment that requires shareholder approval in order for the plan to comply with any applicable stock exchange listing standards or securities laws will be effective unless the requisite shareholder approval is obtained, and no amendment or termination may be made without approval of a participant to the extent the amendment or termination materially adversely affects the participant's outstanding awards.

As of December 31, 2007 we have granted 80,000 shares of common stock and options to purchase 600,000 shares of common stock pursuant to the Plan. Each Director other than Mr. Parker holds options to purchase 100,000 shares of Common stock. Each option was priced at the fair market value of the company’s common shares at the date of grant. In May 2007, MIT issued Messrs. Schuster, Rubin, Duncan and Bagwell 20,000 shares of common stock of MIT as compensation for services rendered and to be rendered in 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	680,000	1.08	4,320,000
Equity compensation plans not approved by security holders	0	N/a	0
Total	680,000

Management Bonus Shares subject to Performance Criteria

MIT’s management had an opportunity to receive a share bonus award for fiscal year 2007, but the Company did not reach its Pre-Tax Profit Target. Our management has another opportunity to receive a share bonus award for fiscal year 2008 of 5 million shares for meeting certain performance criteria. For purposes of calculating the Pre-Tax Profit Target, non-cash expenses shall be excluded. In the event that the cumulative Pre-Tax Profits for fiscal years 2007 and 2008 is at least $60,000,000, then an aggregate of 15 million bonus shares shall be awarded.

	2007	2008
Bonus Shares	10,000,000	5,000,000
Pre-Tax Profit Target	$25,000,000	$35,000,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2006 and January 2007, MIT issued 11.39 units, each unit consisting of a promissory note in the amount of $100,000 and 200,000 shares of Common Stock. The subordinated promissory notes (each a “Bridge Note” and collectively, the “Bridge Notes”) bear interest at the rate of 10% per annum. The shares of common stock issued in connection with these Bridge Notes were registered for resale in a SB-2 registration statement declared effective August 13, 2007 (the “Registration Statement”). The consideration for these Bridge Notes and the shares of Common Stock consisted of $1,000,000 in cash and $138,889 from the conversion of a previously issued promissory note. MIT has used the proceeds of this financing for working capital. Of the aggregate $1,317,394, holders of Bridge Notes in the aggregate amount of $1,214,894 (including accrued interest of $41,739.57) converted the principal balance of their notes and accrued interest into units in our private placement Series A Convertible Preferred Stock and common stock purchase warrants (the “Private Placement”). Holders of Bridge Notes in the amount of $102,500 were paid from the proceeds of the Private Placement.

The Private Placement commenced March 19, 2007 and closed May 31, 2007. MIT closed on an aggregate 4,234.4 units at $1000.00 per unit, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder’s option into an aggregate of 2,000 shares of common stock, $.0001 par value at a fixed conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock exercisable for a period of five years from the effective date of the registration statement which MIT has agreed to file with respect to the shares of Common Stock, $.0001 par value, issuable upon exercise of the warrants at a fixed price of $0.75 per share (each a “Unit” and collectively, the “Units”). MIT offered the Units to institutional and accredited investors. MIT raised proceeds in the aggregate amount of $4,234,392 from sale of the Units, of which $1,214,892.00 consisted of principal and accrued interest which holders of Bridge Notes converted into Units. Meyers Associates, LP, who acted as our financial advisor, received, as part of its compensation, a five-year option to purchase up to 635 Units. at a price of $1,000 per Unit. The holders of the Series A Preferred Stock and warrants are selling shareholders under the Registration Statement.

On October 5, 2007 the Board approved the issuance of 300,000 shares of restricted stock common stock to MedEnvVet Laboratories, Inc., pursuant to Section 4(2) of the Securities Act in consideration for an exclusive worldwide license to the intellectual property rights associated with the ProVector™, as further described in Item 1, above. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. The share certificates were issued November 2, 2007.

On June 7, 2007 the Board approved the issuance of 312,500 shares of restricted common stock to Arlene Wilhelm and 250,000 shares of restricted common stock to one non-management employee, pursuant to the terms of each employee’s respective employment agreement. The issuances are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof. The share certificates were issued November 20, 2007.

Pursuant to an agreement dated July 30, 2007, the Company issued Investor Relations Group a five year-warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $2.20 per share. The warrant was issued as partial consideration for public relations services to be rendered. This Warrant shall vest and become exercisable as follows:

1.	62,500 shares on October 31, 2007;
2.	62,500 shares on January 31, 2007;
3.	62,500 shares on April 30, 2008; and
4.	62,500 shares on July 30, 2008.

Item 6. Management's Discussion and Analysis

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

Overview

Through its subsidiaries, MIT distributes wholesale pharmaceuticals, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in Savannah. Our distribution of wholesale pharmaceuticals accounts for the majority of our revenues and is anticipated to be our most significant area of growth.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

Factored Accounts Receivable and Factoring Agreement.

Mr. Parker amended the purchase agreement with NHC that was executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of December 31, 2007, $3,082,915 in receivables were subject to this agreement.

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement replaced the purchase agreement with NHC executed in May 2005.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. We can make no assurances that Northern will continue to fund MIT for that period, no assurances we will be able to pay Northern at the end of that period, and no assurances that we will be able to find alternate funding on terms favorable to the Company or at all.

On May 14, 2005, the Company entered into a factoring agreement with Northern Health Care, Inc., (“NHC”), an asset backed lender located at 333 Seventh Avenue, New York, New York. The purchase price of the accounts were determined separately for each group of accounts purchased and were equal to the expected net realizable value of such accounts. The purchase price was determined as follows:

(a) Upon the purchase of accounts, NHC paid to the Company an amount equal to the lesser of (a) 85% of the purchase price of all the accounts purchased on May 14, 2005, or (b) the amount requested by the Company, less any amounts specified in Section 2.1 (b) below.

(b) all remaining amounts of the purchase price subsequent to the initial installment with respect to all purchased accounts were aggregated and paid with respect to all purchased accounts as a group, regardless of the date such accounts were or are purchased, in accordance with the provisions of this paragraph (b) and such payment of all remaining amounts of the purchase price was subject to the terms of the agreement and applicable legal requirements. The funds from which the subsequent installments of the purchase price were paid were limited to the funds in the reserve account from time to time pursuant to the terms of the agreement. NHC had no responsibility for payment of any installment of the purchase price subsequent to the initial installment except from funds available in the reserve account pursuant to the terms of the agreement.

Reserve Account:

In connection, with the May 2005 factoring agreement, NHC established a reserve account that will be owned, maintained, managed and controlled by NHC and the Company shall have no legal or equitable interest therein. NHC furnishes the Company a regular accounting of the reserve account on or about the 15th day of each month, for the preceding month, beginning no later than 90 days following the initial closing date of May 14, 2005.

Health Care Reserve:

Health care reserves are all of the factored receivables returned to the Company that are owned, maintained, managed and controlled by MIT.

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

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB SFAS No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007.   The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

Results of Operations

Comparison of year ended December 31, 2007 to the year ended December 31, 2006.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Eliminations	Combined
	and MIT	International	Care
2007
Revenue	$2,366,181	$6,231,327	$3,295,345	$787,888		$12,680,741

Interest expense	298,344	0	0	0		298,344
Depreciation & amortization	44,444	0	0	0		44,444

2006
Revenue	$2,258,400	$8,845,480	$1,373,481	$615,345		$13,092,706
Intersegment sales	_______	________	________	______	(112,487)	(112,487)
Net revenue	2,258,400	8,845,480	1,373,481	615,345	(112,487)	12,980,219

Interest expense	93,869	0	0	0		93,869
Depreciation & amortization	28,755	0	0	0		28,755

Revenues

Consolidated revenues for the year ended 2007 were $12,680,741 as compared to $12,980,219 for the year ended December 31, 2007, representing a decrease of $299,478 or 2.3%. Consolidated cost of sales for the year ended December 31, 2007 were $6,261,568 or 49.4% of sales as compared cost of sales for the year ended December 31, 2006 of $8,154,578 or 62.8% of sales. This resulted in a gross profit for the year ended December 31, 2007 of $6,419,173 or 50.6% as compared to gross profit for the year ended December 31, 2006 of $4,825,641 or 37.2%. The increase in our consolidated revenues for the year ended 2007 were the result of sales to international customers aggregating $2,416,500 and $10,264,241 to domestic customers. The reduction and improvement in the costs of good sold and the gross profit is directly related to the profitability of selling international customers. For the for the year ended 2007, costs of good sold for the international sales was approximately $316,000 or 13.1% of international sales and 2.5% of sales overall. Domestic operating revenues were reduced by $2,715,978 to $10,264,241 for the year ended 2007 as compared to $12,980,219. This reduction overall was due to the lack of operating funds during the first four months of 2007 to purchase supplies on the open market at competitive prices and the loss of a major customer for products and services supplied by Ambulatory and our DME divisions. This customer decided to fill their own requirements through in-house sources.

Operating Expenses

Total operating expenses increased $1,423,110 or 31.1% to $5,999,783 for the year ended December 31, 2007 from $4,576,673 for the year ended December 31, 2006. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include:

•
Salaries and payroll related costs decreased $520,529 to $2,115,628 for the year ended December 31, 2007 as compared to $2,636,157 for the year ended December 31, 2006, a decrease of 19.7. The decrease was due primarily to the expansion of our sales and marketing efforts towards developing our international marketing program, which included additional personnel and the resulting expenses related to primarily travel and personnel support expenses and a reduction in staffing costs relating to the loss of a major customer for products and services supplied by Ambulatory and our DME divisions.

•
Sales, general and administrative expenses increased $844,650 or 44.2% to $2,756,411 for the year ended December 31, 2007 as compared to $1,911,761 for the year ended December 31, 2006. The $844,650 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2007. Legal and professional expenses related to our financing activities were $363,438; Travel and entertainment was $110,109; consulting fees of $221,351; outside and contract labor $108,556; license fees of $110,926; Additional expenses included office expense of $441,658; Advertising of $164,33;, rent expense of $238,932; insurance expense of $130,617 and telephone of $65,78;, factoring fees of 230,374; interest expense of $298,344 and contract services of $271,980; We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2006.

•
Depreciation and amortization increased $15,689 or 17.1% to $44,444 for the year ended December 31, 2007 as compared to $28,755 for the year ended December 31, 2006. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income

Operating income increased $170,332 or 68.4% to $419,390 for the year ended December 31, 2007 from $248,968 for the year ended December 31, 2006. Operating income as a percentage of gross revenue was 3.3% for the year ended December 31, 2007 as compared to 1.9% for the year ended December 31, 2006.

Income Tax

Income tax expense decreased to $34,053 for the year ended December 31, 2007 from a tax expense of $155,099 for the year ended December 31, 2006. The decrease in income before income taxes is due in part to the decrease in revenues and an increase in other expenses as outlined above.

Net income

As a result of the above factors, net income decreased from $102,365 for the year ended December 31, 2006 to $79,890 for the year ended December 31, 2007.

Comparison of year ended December 31, 2006 to the year ended December 31, 2005.
Revenues

Consolidated revenues for the year ended 2006 were $12,980,219 as compared to $16,130,920 for the year ended December 31, 2005, representing a decrease of $3,150,701 or 19.5%. Consolidated cost of sales for the year ended December 31, 2006 were $8,154,578 or 62.8% of sales as compared cost of sales for the year ended December 31, 2005 of $11,219,931 or 69.6% of sales. This resulted in a gross profit for the year ended December 31, 2006 of $4,825,641 or 37.2% as compared to gross profit for the year ended December 31, 2005 of $4,910,989 or 30.4%. The Company had expected the Private Placement to take place in 2006, and we believe that revenues, sales and profits decreased during this period because proceeds of the Private Placement did not become available to purchase goods for resale until 2007.

Operating Expenses

Total operating expenses increased $207,706 or 6.5% to $4,576,673 for the year ended December 31, 2006 from $4,368,967 for the year ended December 31, 2005. The increase in operating expense is attributable to the increase in personnel, sales and marketing and depreciation and amortization of assets. The major components of operating expense include:

•
Salaries and payroll related costs increased $819,847 to $2,636,157 for the year ended December 31, 2006 as compared to $1,816,310 for the year ended December 31, 2005, an increase of 45.1%.. The increase was due primarily to the expansion of our sales and marketing efforts, which included additional personnel and the resulting expenses related to managing anticipated higher processing volume.

•
Sales, general and administrative expenses increased $133,653 or 7.5% to $1,911,761 for the year ended December 31, 2006 as compared to $1,778,108 for the year ended December 31,2005. The $133,653 increase was due primarily to a planned increase in our advertising and marketing efforts. We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2006. .

•
Depreciation and amortization increased $4,206 or 17.1% to $28,755 for the year ended December 31, 2006 as compared to $24,549 for the year ended December 31, 2005. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income

Operating income decreased $293,054 or 54.1% to $248,968 for the year ended December 31, 2006 from $542,022 for the year ended December 31, 2005. Operating income as a percentage of gross revenue was 1.9% for the year ended December 31, 2006 as compared to 3.4% for the year ended December 31, 2005.

Income Tax

Income tax expense decreased to $124,649 for the year ended December 31, 2006 from a tax expense of $177,383 for the year ended December 31, 2005. The decrease in income before income taxes is due in part to the decrease in revenues and an increase in other expenses as outlined above.

Net income

As a result of the above factors, net income decreased from $344,332 for the year ended December 31, 2005 to $102,365 for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $51,404, as compared to $40,227 at December 31, 2006. For the year ended December 31, 2007, net cash used by operating activities aggregated $(605,963) as compared to cash used by operations for the year ended December 31, 2006 of $(2,876,740). As of December 31, 2006, we had cash of $40,227 as compared to a cash balance of $620,390 as of December 31, 2005.

In December 2006 and January 2007, MIT issued 11.39 units, each unit consisting of a promissory note in the amount of $100,000 and 200,000 shares of Common Stock. The subordinated promissory notes (each a “Bridge Note” and collectively, the “Bridge Notes”) bear interest at the rate of 10% per annum. The shares of common stock issued in connection with these Bridge Notes were registered for resale in a SB-2 registration statement declared effective August 13, 2007 (the “Registration Statement”). The consideration for these Bridge Notes and the shares of Common Stock consisted of $1,000,000 in cash and $138,889 from the conversion of a previously issued promissory note. MIT has used the proceeds of this financing for working capital. Of the aggregate $1,317,394, holders of Bridge Notes in the aggregate amount of $1,214,894 (including accrued interest of $41,739.57) converted the principal balance of their notes and accrued interest into units in our private placement Series A Convertible Preferred Stock and common stock purchase warrants (the “Private Placement”). Holders of Bridge Notes in the amount of $102,500 were paid from the proceeds of the Private Placement.

The Private Placement commenced March 19, 2007 and closed May 31, 2007. MIT closed on an aggregate 4,234.4 units at $1000.00 per unit, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder’s option into an aggregate of 2,000 shares of common stock, $.0001 par value at a fixed conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock exercisable for a period of five years from the effective date of the registration statement which MIT has agreed to file with respect to the shares of Common Stock, $.0001 par value, issuable upon exercise of the warrants at a fixed price of $0.75 per share (each a “Unit” and collectively, the “Units”). MIT offered the Units to institutional and accredited investors. MIT raised proceeds in the aggregate amount of $4,234,392 from sale of the Units, of which $1,214,892.00 consisted of principal and accrued interest which holders of Bridge Notes converted into Units. Meyers Associates, LP, who acted as our financial advisor, received, as part of its compensation, a five-year option to purchase up to 635 Units. at a price of $1,000 per Unit. The holders of the Series A Preferred Stock and warrants are selling shareholders under the Registration Statement.

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

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement a purchase agreement with NHC executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. Subsequent to the date of the financial statements, NHC has notified us that they are requiring full payment of the balance outstanding to them aggregating approximately $1,000,000. We are in the process of locating new sources for the funding of our accounts receivable.

Mr. Parker amended the purchase agreement with NHC that was executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of December 31, 2007, $3,082,915 in receivables were subject to this agreement.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. We can make no assurances that Northern will continue to fund MIT for that period, no assurances we will be able to pay Northern at the end of that period, and no assurances that we will be able to find alternate funding on terms favorable to the Company or at all.

In addition to the receivables and cash flow subject to the agreement with Northern, the Company has a single receivable from a customer in the Dominican Republic for $2,416,500. Terms of the invoice are 25%-60/25%-90/25%-180/25%-360. The initial installment was due September 20, 2007. This receivable is included in our revenues for 2007, Nine thousand dollars has been received on this invoice. The Company is relying upon collection of the balance of this invoice to expand its international sales. As of December 31, 2007, this receivable remained uncollected.

On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to collection this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2007, we have valued the account receivable and our equity interest in Miura at $1,933,200.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. Subsequent to the date of our financial statements, three vendors commenced actions for amounts due them aggregating $304,000. The Company has delayed payment to these vendors as a result of the Company’s liquidity challenges.

As of December 31, 2005, we were engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, the parties entered into a settlement agreement pursuant to which we agreed to pay $750,000. We paid an aggregate of $225,000 though May 2006 and in July 2006, we commenced monthly payment of $15,000, which will continue through October 1, 2007. The remaining balance of $375,000 was due October 17, 2007. The total consideration of $750,000 was expensed in the year 2005. As of December 31, 2006, the Company had a balance due of $610,000 and $375,000 as of September 30, 2007. In October and November 2007, the Company paid $275,000, leaving a balance of $100,000.

During the fourth quarter of 2007, we discovered that a disgruntled employee inadvertently deleted approximately $750,000 in billable medical invoices to various companies from our computer billing systems. We engaged the services of an outside expert in the procedures of medical billing to uncover the extent of the deleted medical billings. As of December 31, 2007, we were in the process of rebilling and waiting collection of monies due us from various insurance companies. We have also re-examined our internal controls and procedures as they relate to medical billings and collections and implemented extensive controls for the billing, reporting and monitoring of the billing process and procedures.

Our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Balance Sheet as of December 31, 2007	F-3

Statements of Operations for the years ended December 31, 2007 and 2006	F-4

Statements of Stockholders’ Equity for the years ended December 31, 2007 and December 31, 2006	F-5

Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6

Notes to Financial Statements	F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
MIT Holding, Inc.

We have audited the consolidated balance sheet of MIT Holding, Inc. as of December 31,2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Infusion Technologies, Inc., as of December 31, 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s inability to achieve sufficient collections on their revenues has created a liquidity challenge that raises doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/Drakeford & Drakeford, LLC
New York, New York

March 24, 2008

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,404
Accounts receivable, factored	3,082,915
Inventory	260,752
Notes receivable	59,255

Total current assets	3,454,326

PROPERTY AND EQUIPMENT, net	32,983

OTHER ASSETS
Minority investment in foreign corporation	1,933,200
Healthcare reserve	1,571,228
Non-compete agreement, net	163,334

Total other assets	3,667,762

TOTAL ASSETS	$7,155,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,148,500
Income taxes payable	41,156
Litigation settlement payable	101,209
Notes payable-NHC	999,161
Notes payable-bank-installment loans	34,987
Notes payable-bank-lime of credit	277,750
Notes payable-legal fees	175,000

Total current liabilities	3,777,763

LONG-TERM LIABILITIES
Notes payable-banks	75,615

Total long-term liabilities	75,615

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, 3,530.39 shares issued and outstanding at December 31, 2007	0
Common stock, $0.000001 par value, 250,000,000 shares authorized, 46,145,134 shares issued and outstanding at December 31, 2007	46
Additional paid-in-capital	1,798,390
Retained Earnings	1,503,257

Total stockholders’ equity	3,301,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,155,071

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2007	December 31, 2006

Revenue	$12,680,741	$12,980,219

Cost of medical supplies	6,261,568	8,154,578

Gross profit	6,419,173	4,825,641

Operating Expenses
Salaries and payroll cost	2,115,628	2,636,157
Selling, general and administrative	2,756,411	1,911,761
Asset impairments	600,000	0
Expenses related to investment in foreign corporation	483,300	0
Depreciation and amortization	44,444	28,755

Total operating expenses	5,999,783	4,576,673

Net income from operations	419,390	248,968

Other expenses-interest	298,344	93,869

Net income before income tax expense	121,046	155,099

Income tax expense	41,156	52,734

Net income	$79,890	$102,365

Net income per share from continuing operations:
Basic and diluted	$.00	$.01
Weighted average number of shares outstanding:
Basic and diluted	38,167,038	17,695,760

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional		Total
	Common stock		Preferred stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	40,605,760	41	0	0	(175,376)	1,301,657	1,126,322
(Restated)
Issuance of common stock for cash	1,731,085	1			852,221		852,222

Issuance of common stock for consulting fees	549,934	1			166,666		166,667

Net income for the year ended December 31, 2006						102,365	102,365
Balance at December 31, 2006	42,886,779	43	0	0	843,511	1,404,022	2,247,576

Merger adjustments and stock splits					(1,645,205)	19,345	(1,625,860)

Issuance of preferred stock for cash			3,530.39	0	1,656,422		1,656,422

Issuance of common stock for consulting fees	3,258,355	3			943,662		943,665

Net income for the year ended December 31, 2007						79,890	79,890

Balance at December 31, 2007	46,145,134	$46	3,530.39	$0	$1,798,390	$1,503,257	$3,301,693

The accompanying notes are an integral part of this statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES
Net income	$79,890	$102,365
Adjustments for noncash and nonoperating items:
Disposal of assets	0	4,192
Depreciation and amortization	44,444	28,755
Issuance of common stock for consulting fees	943,665	166,667
Merger equity adjustments	(1,625,860)	0
Investment in minority operations	(1,933,200)	0
Changes in operating assets and liabilities:
Receivables	2,851,343	(4,407,555)
Inventory	116,482	35,865
Employee advances	0	8,704
Notes receivable	(59,255)	0
Healthcare reserve	(1,279,225)	(283,299)
Accounts payable and accrued expenses	(398,039)	1,732,215
Litigation payable	(508,791)	(140,000)
Notes payable-other	1,174,161	0
Income taxes payable	(11,578)	(124,649)

Cash provided (used) by operating activities	(605,963)	(2,876,740)

INVESTING ACTIVITIES
Capital expenditures	(35,610)	0

Cash (used) by investing activities	(35,610)	0

FINANCIAL ACTIVITIES
Issuance of common stock for cash	0	852,222
Issuance of preferred stock for cash	1,656,422	0
Proceeds from notes	0	1,505,510
Payments on bridge loans	(918,932)	0
Payments on notes payable	(84,740)	(61,155)

Cash provided (used) by financing activities	652,750	2,296,577

NET INCREASE (DECREASE) IN CASH	11,177	(580,163)

CASH BALANCE BEGINNING OF PERIOD	40,227	620,390

CASH BALANCE END OF PERIOD	$51,404	$40,227

Supplemental Disclosures:
Interest	$298,344	$93,869
Taxes	$41,156	$52,734

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

 MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment. Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc.and Ambulatory Care, Inc., the wholly-owned subsidiaries.

MIT Holding, Inc. Mergers with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, until May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. In addition, 9,738,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of December 31, 2007.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Property and Equipment (continued)

The estimated service lives of property and equipment are principally as follows:
Furniture and fixtures	5- 7 years
Computer equipment	3- 7 years
Vehicles	5- 7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

Asset Impairments:

The company regularly reviews its investments and other assets that include the extent to which carrying value exceeds its related market value, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investments.

5.	Factored Accounts Receivable and Factoring Agreement.

On May 14, 2005, the Company entered into a factoring agreement with Northern Health Care, Inc., (“NHC”) located at 333 Seventh Avenue, New York, New York. The purchase price of the accounts were determined separately for each group of accounts purchased and were equal to the expected net realizable value of such accounts. The purchase price was determined as follows:

(a) Upon the purchase of accounts, NHC shall pay to the Company an amount equal to the lesser of (a) 85% of the purchase price of all the accounts purchased on May 14, 2005, or (b) the amount requested by the Company, less any amounts specified in Section 2.1 (b) below.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Factored Accounts Receivable and Factoring Agreement. (continued)

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

Total factoring fees for the year ended December 31, 2007 aggregated $ 230,374.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Factored Accounts Receivable and Factoring Agreement. (continued)

In April 2007, the Company and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr. Parker. This agreement replaced the purchase agreement with NHC executed in May 2005. Over 95% of our revenues are subject to the agreement with NHC.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $ 164,339 for the year ended December 31, 2007 and $78,630 for the year ended December 31, 2006.

8.	Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB SFAS  No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007.   The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Recent Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

9.	Estimates

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

 NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 12,680,741 in 2007 and had receivables of $ 3,082,915 as of December 31, 2007, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

The Company’s short-term and long-term debt at December 31, 2007 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$277,750	0	$277,750
The Coastal Bank-installments	34,987	75,615	110,602
NHC Note	999,161	0	999,161
Legal fees note	175,000	0	175,000

Total	$1,486,898	75,615	$1,562,513

 The Coastal Bank notes consist of five notes with principal balances of $54,806, $39,051, $15,642, $1,103, and $277,500 at December 31, 2007. All notes are secured by all business assets of the Company with interest rates from 5% to 7%.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE D – RELATED PARTY TRANSACTIONS

In January 2007, the Company issued 6,000,000 shares of Common Stock to Mr. Parker in consideration for services rendered to MIT, including the 2007 Private Placement and Merger.

The Company and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

NOTE E – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale-“Wholesale”
•	Medical Infusion Tech,DME-“DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE E – OPERATING SEGMENTS (continued)

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Eliminations	Combined

2007
Revenue	$2,366,181	$6,231,327	$3,295,345	$787,888		$12,680,741

Interest expense	298,344	0	0	0		298,344
Depreciation & amortization	44,444	0	0	0		44,444

2006
Revenue	$2,258,400	$8,845,480	$1,373,481	$615,345		$13,092,706
Intersegment sales					(112,487)	(112,487)
Net revenue	2,258,400	8,845,480	1,373,481	615,345	(112,487)	12,980,219

Interest expense	93,869	0	0	0		93,869
Depreciation & amortization	28,755	0	0	0		28,755

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE F– NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

On May 10, 2005, the Company entered into two non-compete agreements with Arlene Wilhelm and Dexter Truax. These agreements were amended as of December 20, 2006 as follows:

Pursuant to the initial agreement, Arlene Wilhelm and Dexter Truax were granted an equity ownership in MIT Holdings, Inc., a Nevada Corporation with offices at 37 West Fairmont Avenue, Suite 202, Savannah, Georgia, equivalent to five per cent of the outstanding common stock of MIT. In addition, when the Company completed its plan to become publicly traded, Arlene Wilhelm was to receive additional compensation of five hundred thousand dollars and Dexter Truax will receive two hundred thousand dollars payable on a structured installment through the year 2008 of MIT receiving its net proceeds of the public offering.

The above amendments on December 20, 2006, to the employment agreements dated May 10, 2005, constitute the repurchase of common stock from Dexter Truax and Arlene Wilhelm of 20,000 common shares of the Company and the re-issuance of 1,050,000 shares of common stock of the Company, respectively.

On June 7, 2007, the Company and Ms. Wilhelm executed another amendment to her employment agreement which provides that, the Company will issue her 312,500 shares of common stock of the Company, and on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount, if any, by which $625,000 exceeds the sum of (i) the market value of these 312,500 shares issued to Ms. Wilhelm on June 7, 2007 which she holds on May 10, 2010, and (ii) the amount of proceeds, if any, she received upon the sale of any of the 312,500 shares. Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors.

NOTE G – COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at December 31, 2007:

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. We can make no assurances that Northern will continue to fund MIT for that period, no assurances we will be able to pay Northern at the end of that period, and no assurances that we will be able to find alternate funding on terms favorable to the Company or at all.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

As of December 31, 2005, we were engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, the parties entered into a settlement agreement pursuant to which we agreed to pay $750,000. We paid an aggregate of $225,000 though May 2006 and in July 2006, we commenced monthly payment of $15,000, which will continue through October 1, 2007. The remaining balance of $375,000 is due October 17, 2007. The total consideration of $750,000 was expensed in the year 2005. As of December 31, 2006, the Company had a balance due of $610,000 and $375,000 as of September 30, 2007. In October and November 2007, the Company paid $275,000, leaving a balance of $101,209.

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expires January 1, 2009. The rent is $3800 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months. The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123. This lease is personally guaranteed by William C. Parker.

•
The lease on the facility located at 393 EH Court, Brunswick, GA was entered into in April 2006, for a term of 24 months. Monthly rent for the initial 12 months was $1500, and for the next 12 months is $1545. This lease is guaranteed by William C. Parker. This lease was terminated in January 2008 with the closing of the Brunswick location.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

Stock-Based Compensation Plan:

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive (which was adopted by which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006 Stock Incentive Plan were exchanged for awards under the Plan effective upon the Company’s May 2, 2007 merger with Medical Infusion Group, Inc.

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the company's shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee administers the Plan.

NOTE H- MINORITY INTEREST IN FOREIGN CORPORATION

On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to assist the Company in the collection of this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2007, we have valued the account receivable and our equity interest in Miura at $1,933,200. The original accounts receivable was in the amount of $2,416,500.

NOTE I – SUBSEQUENT EVENTS

Subsequent to the date of our financial statements, several litigation cases are in the process aggregating $304,000. The Company believes these will be settled with no material impact.

Item 8. Changes In And Disagreements With Accountants And Accounting And Financial Disclosure

On May 2, 2007, the Company engaged Drakeford & Drakeford, LLC and the Company’s former independent accountants, Malone & Bailey, P.C. were dismissed as independent accounts of the Company. The change of independent accountants was approved by the Board of Directors of the Company.

The former independent accountant’s reports on the Company’s financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, the accountant’s reports did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern. During the Company’s last two fiscal years there were no disagreements between the Company and its former independent accountants on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. During that evaluation we discovered a problem with our medical billing and collection procedures, and we responded by implementing extensive controls over the billing, reporting and monitoring of the billing process and procedures. Taking these new controls into account, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the
•	financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2007 we re-examined our internal controls and procedures as they relate to medical billings and collections and implemented extensive controls for the billing, reporting and monitoring of the billing process and procedures. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over-financial reporting.

Item 8B. Other Information

None.

Item 9. Directors And Executive Officers Of The Registrant.

As of March 30, 2008, our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY

William C. Parker	52	President, CEO, & Chairman of the Board of Directors

John Sabia	55	Secretary, Controller & Director

Brinson Clements	51	Vice-President of Administration, Director

Arlene Wilhelm	51	Chief Operating Officer

Steven W. Schuster	53	Director

Thomas Duncan	53	Director

James F. Bagwell	61	Director

Robert Rubin	66	Director

William C. Parker

Mr. Parker has served as President, Chief Executive Officer and Chairman of the Board of Directors of MIT since May 2007, and he has served as President, Chief Executive Officer, and founding member each of MIT’s operating subsidiaries since the inception of each. Mr. Parker attended Armstrong State University in Savannah, Georgia and graduated from the American Banking Institute, in Savannah.

John A. Sabia

Mr. Sabia has served as Director, Secretary and Chief Financial Officer of MIT since May 2007 and he has held identical positions at in each of MIT’s operating subsidiaries since February 2006. Mr. Sabia is responsible for the operations of the billing and accounting departments of MIT. As an ordained minister, in 2002, he became a corporate officer for The Sanctuary of Savannah, Inc. and assumed the responsibilities as administrator and financial officer of the church until February 2006. He began working with the church in February 1997 as one of the ministers and directors for its homeless mission, Old Savannah City Mission and he served five years as executive director and administrator for the mission. Mr. Sabia has over 22 years of experience in law enforcement in the Police Department of Hialeah, Florida. Mr. Sabia holds his B.A degree from Biscayne College in Miami, Florida and a MS in Public Administration from St. Thomas University in Miami, Florida.

Arlene O. Wilhelm, RN

Ms. Wilhelm has been the Chief Operating Officer of the Company since May 2007. She is a founder of Medical Infusion Group, Inc. and has been its Chief Operating Officer since its formation in 2006. She has served as Vice President of Clinical Services of Infusion for over 15 years, where she is responsible for directing medical operations. Ms. Wilhelm served as a member of the Board of Directors of Infusion from 1991 through 2006. Ms. Wilhelm has over 17 years experience as a Registered Professional Nurse. She attained her RN from Armstrong Atlantic University in Savannah, Georgia, and is a Certified Surgical Technologist, a Certified Surgical Assistant and is certified for use of PICC catheters.

Brinson Clements

Mr. Clements is a director and Vice President of Administration since May 2007. Mr. Clements joined MIT in November 2005, taking on positions as the Director of Human Resources and Liaison for Web Development, as well as consultant on various projects. Mr. Clements comes to MIT with over 30 years experience in the retail furniture business, where he was the General Manager, Secretary and Treasurer of J.C. Clements Furniture Inc. from 1977 through 2004. Mr. Clements has been the owner and operator of Clements Furniture, LLC since October 2004. Mr. Clements holds a BBA in Finance from Armstrong State College, in Savannah, Georgia.

Steven W. Schuster, Esq.

Mr. Schuster became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in 2006. Mr. Schuster has been engaged in the practice of corporate law for over 25 years and is co-chair of McLaughlin & Stern LLP’s corporate and securities department, where he has worked since 1995. Since 1997, he has served as a member of the Board of Directors of Tower Group, Inc., a publicly traded holding company whose subsidiaries are providers of insurance. Mr. Schuster received his B.A. from Harvard University in 1976 and his J.D. from New York University in 1980.

Thomas J. Duncan

Mr. Duncan became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in September 2006. Mr. Duncan is employed with Southeast Vending, LLC, where he has been President since 2001, and he is its sole member. He has been President of Southeast Lumber and Construction, Inc. since 2001, and Secretary and Treasurer of both Custom Locators, Inc. and Auto Locators, Inc., since 2000 and 2004, respectively. Mr. Duncan maintains controlling interests in each entity. Since 2005, Mr. Duncan has been a member of the Board of Directors of CNB BanCorp Inc., the holding company for Citizens National Bank, a national commercial bank based in Windsor Virginia. Mr. Duncan graduated from the University of Georgia in 1976 with a BBA in Accounting.

James F. Bagwell

Mr. Bagwell became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in September 2006. Mr. Bagwell has worked as a contract consultant for ABBA Corporation since July 2006. He was a partner in Global Service Group, Inc. from June 1998 through July 2006. Mr. Bagwell has been a business executive and entrepreneur for over 38 years. He has been involved in the formation of many new companies, and in management and finance in industries including retail, wholesale, manufacturing, real estate, mining, farming, medical, and charitable groups. He is a director of American Bonanza Gold Corporation, which is listed on the Toronto Stock Exchange. Mr. Bagwell holds a B.Sc. degree in Economics and Business Administration from Newberry College.

Robert Rubin

Robert Rubin became a member of the Board of Directors in April 2007. He has served as the Chairman of the Board of Directors of Solar Thin Films, Inc. f/k/a American United Global Inc, since May 1991, and was the Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when the business was sold to Olsten Corporation (NYSE). Mr. Rubin continued as a director of SCI until the latter part of 1987. Mr. Rubin is also a Director of Western Power and Equipment Corp. Mr. Rubin was a director of Med-Emerg, Inc., a publicly held Canadian management company for hospital emergency rooms and outpatient facilities until November 2001. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000.

Audit Committee and Financial Experts

Our audit committee consists of Mr. Duncan, who is an independent member of our Board of Directors, Mr. Bagwell and Mr. Schuster. The functions of our audit committee include things such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independent registered public accounting firm’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Compensation Committee

Our compensation committee consists of Mr. Bagwell, Mr. Schuster, Mr. Rubin, and Mr. Sabia. The compensation committee reviews and sets the compensation of our executive officers and directors. We do not currently have a written compensation committee charter or similar document.

Code of Ethics

The company has not yet adopted a code of ethics. The company is reviewing a code of ethics as part of its reorganization following the Merger. The code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Robert Rubin, Director - no Form 3 or 5 is on file
2.	Mr. Thomas J. Duncan, Director - no Form 3 or 5 is on file
3.	Mr. James Bagwell, Director - no Form 3 or 5 is on file

Mr. Parker, Mr. Schuster, Mr. Sabia, Ms. Wilhelm, and Mr. Clements each filed Forms 5 and/or Schedule 13D, as appropriate, although filings were subsequent to the respective filing deadlines for each such disclosure.

Item 10. Executive Compensation

The following table and discussion sets forth information with respect to all compensation earned by or paid by us to our President and Chief Executive Officer, William Parker, our Chief Financial Officer, John Sabia and our most highly compensated executive officers other than the CEO and CFO, for all services rendered in all capacities to us for each of the last two (2) fiscal years. No disclosure has been made for any executive officer whose total annual salary and bonus does not exceed $100,000.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non- equity incentive plan compens ation ($) (g)	Change in pension value and nonqualified deferred compensation earnings ($) (h)	ALL OTHER COMPENSATION ($) (i)	Total ($) (j)
William C. Parker CEO & President	2007 2006	204,600 200,378	— —	— —	— —	— —	— —	91,848 124,830	296,448 325,208

Arlene Wilhelm COO	2007 2006	141,586 127,433	— —	— —	— —	— —	— —	20,988 26,808	162,844 154,241

Brinson Clements VP – Admin.	2007 2006	126,431 111,941	— —	— —	— —	— —	— —	1,431 600	127,862 112,541

Howard Shindell	2007 2006	162,440 49,000	— —	— —	— —	— —	— —	140,680 88,000	233,949 137,000

Employment Agreements

MIT and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

In May 2005, Arlene Wilhelm, MIT’s Chief Operating Officer, and MIT entered into an employment agreement and stock purchase agreement. Under the agreements, Ms. Wilhelm agreed to sell all of her shares of stock of Infusion and Ambulatory for $1,200,000, with $100,000 payable upon execution and $1,100,000 payable upon the earlier of April 15, 2006 or the closing of MIT’s merger with a public company. Under the employment agreement, Ms. Wilhelm receives a salary of $108,000 per year for five years, with an eight percent annual cost of living adjustment, and an expense account of $18,000 per year. MIT also agreed to issue Ms. Wilhelm shares of common stock following its merger with a public company, which shares would have an aggregate value of $625,000 over the term of her agreement. In April 2006, MIT and Ms. Wilhelm executed an amendment to the agreement which provided for the issuance of 1,050,000 shares of Common Stock of MIT to Ms. Wilhelm and an additional deferred purchase price of $500,000. In December 2006, MIT and Ms. Wilhelm executed an amendment to the agreement which provided that the $500,000 payable on a deferred basis is payable as follows: (i) one hundred thousand dollars ($100,000) on July 1, 2007, (ii) three hundred thousand dollars ($300,000) on January 2, 2008, and (iii) and one hundred thousand dollars ($100,000) on July 1, 2008. On June 7, 2007, MIT and Ms. Wilhelm executed another amendment to her employment agreement which provided that, MIT issue Ms. Wilhelm 312,500 shares of common stock of the Company on June 7, 2007, and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount, if any, by which $625,000 exceeds the sum of (i) the market value of those 312,500 shares issued to Wilhelm on June 7, 2007 which she holds on May 10, 2010, and (ii) the amount of proceeds, if any, Wilhelm received upon the sale of any of the 312,500 shares. Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors, effective as of May 10, 2010.

Director Compensation

Contemporaneously with the Merger on May 2, 2007 and pursuant to its terms, the Board ratified the following issuances, each of which had been previously approved by the Board of Medical Infusion Group, Inc. on March 19, 2007: (i) options to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company; (ii) common stock with a market value of $10,000 per year as of April 1 of each year that the non-management Director remains a Director, provided, that such shares shall vest in the non-management Directors on the one year anniversary of their issuance; and (iii) the payment to each non-management Director a fee of $15,000 cash per year for each year that each such Director serves as a Director, with the fee payable quarterly in arrears commencing June 30, 2007, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of a Committee of the Board of Directors attended by such Director. As of April 1, 2008, the Company has not paid the non-management Directors their fees for the period July 1, 2007 through March 31, 2008. On May 2, 2007, the Company’s Board of Directors authorized the issuance of options to John Sabia and Brinson Clements to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company. Each of the foregoing grants to the non-management Directors was made pursuant to the Corporation’s 2006 Stock Incentive Plan.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of April 11, 2008 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock. As of April 11, 2008 there were 48,744,634 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)

William C. Parker (1)	27,595,760	56.61

Arlene Wilhelm	1,375,000	2.82

John Sabia (2)	0	*

Brinson Clements	0	*

Steven W. Schuster (2)(3)	520,000	1.07

Thomas Duncan (2)(3)	20,000	*

James F. Bagwell (2)(3)	20,000	*

Robert Rubin (2)(3)(4)	20,000	*

Meyers Associates, LP (5)	3,475,000	7.13

All Executive Officers and Directors as a Group (8 persons)(3)	29,570,760	60.67%

* Less than 1%

(1)	Includes 6,000,000 shares of common stock owned of record by certain advisors. Mr. Parker has an irrevocable proxy to vote these 6,000,000 shares until April 30, 2009.

(2)	Excludes options to purchase 100,000 shares of common stock of MIT, which options vest on May 2, 2008 provided the director remains a director of the company.

(3)
20,000 shares were issued on May 2, 2007 to each of Messrs. Schuster, Duncan, Rubin and Bagwell as outside directors of the Company. The shares vest on the one-year anniversary of their issuance provided the holder remains a director

(4)
Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(5)
Includes 935,000 shares of common stock and an option to purchase up to 635 units, each unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 2,000 shares of common stock, at a purchase price of $1,000 per unit. Meyers Associates L.P. disclaims beneficial ownership of 980,000 shares of common stock owned by Bruce Meyers, an affiliate of Meyers Associates L.P.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

In January 2007, MIT issued 6,000,000 shares of Common Stock to Mr. Parker in consideration for services rendered to MIT, including the 2007 Private Placement and Merger.

Item 13. EXHIBITS.

EXHIBITS

Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT's 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.
(2)	This Exhibit is filed as an Exhibit to the Form SB-2 filed by the Company with the Securities Exchange Commission on July 5, 2007, and incorporated herein by reference

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2007, the Company was billed $55,000 for audit fees and no other accounting fees by the principal accountant for the audit. For 2006, the Company was billed $49,000 for audit fees and no other accounting fees by the principal accountant for the audit. The audit committee approved the engagement of the independent accountant for all services rendered in 2007. The Company was privately held when the independent accountant was engaged for 2006 and no audit committee existed at that time.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-KSB for the year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ William C. Parker

William C. Parker, Chief Executive Officer

Date: April 12, 2008

Signature	Title	Date

/s/ William C. Parker	President, Chief Executive Officer,
William C. Parker	Chairman & Director	April 12, 2008

/s John A. Sabia	Controller (the Principal Financial
John A. Sabia	Officer) & Director	April 12, 2008

/s/ Brinson Clements	Director
Brinson Clements		April 12, 2008
/s/ Thomas Duncan	Director
Thomas Duncan		April 12, 2008
/s/Steven W. Schuster	Director
Steven W. Schuster		April 14, 2008
/s/ James F. Bagwell	Director
James F. Bagwell		April 12, 2008
/s/ Robert Rubin	Director
Robert Rubin		April 12, 2008