Form 10-Q
period 2008-03-31
MIT Holding, Inc.
filed 2008-05-20
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-5068091
(State or other jurisdiction of	I.R.S. Employer ID No)
incorporation or organization)

37 West Fairmont Ave., Suite 202, Savannah, GA 31406
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (912) 925-1905

N/A

Former name, former address and former fiscal year,
(if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of May 19, 2008 was 48,744,634.

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008

INDEX

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 20072007	F-2

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-18

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$15,146	$51,404
Accounts receivable	3,693,077	3,082,915
Inventory	237,884	260,752
Notes receivable	82,151	59,255

Total current assets	4,028,258	3,454,326

PROPERTY AND EQUIPMENT, net	34,049	32,983

OTHER ASSETS
Minority investment in foreign corporation	1,933,200	1,933,200
Healthcare reserve	1,571,228	1,571,228
Non-compete agreement, net	160,001	163,334

Total other assets	3,664,429	3,667,762

TOTAL ASSETS	$7,726,736	$7,155,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,486,795	$2,148,500
Income taxes payable	46,690	41,156
Litigation settlement payable	0	101,209
Notes payable-NHC	1,307,356	999,161
Notes payable-bank-installment loans	34,987	34,987
Notes payable-bank-lime of credit	277,750	277,750
Notes payable-legal fees	175,000	175,000

Total current liabilities	4,328,578	3,777,763

LONG-TERM LIABILITIES
Notes payable-banks	65,087	75,615

Total long-term liabilities	65,087	75,615

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 5,000,000 shares
authorized, 3,505.39 and 3,530.39 shares issued and
outstanding at March 31, 2008 and December 31, 2007	0	0
Common stock, $0.000001 par value; 250,000,000 shares
authorized, 46,195,134 and 46,145,134 shares issued and
outstanding at March 31, 2008 and December 31, 2007	46	46
Additional paid-in-capital	1,798,390	1,798,390
Retained Earnings	1,534,635	1,503,257

Total stockholders’ equity	3,333,071	3,301,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,726,736	$7,155,071

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

UNAUDITED

	March 31, 2008	March 31, 2007
Revenue:
Sales and services rendered	$2,773,360	$2,803,094

Cost of medical supplies	1,819,353	1,479,023

Gross profit	954,007	1,324,071

Operating Expenses
Salaries and payroll cost	454,719	545,631
Selling, general and administrative	445,690	420,186
Depreciation and amortization	7,417	5,333

Total operating expenses	907,826	971,150

Net income from operations	46,181	352,921

Other expenses-interest	9,269	12,299

Net income (loss) before provision for income taxes	36,912	340,622

Provision for income taxes	5,534	115,811

Net income	$31,378	$224,811

Net income per share from continuing operations:
Basic and diluted	$.00	$.01
Weighted average number of shares outstanding:
Basic and diluted	46,170,134	26,401,779

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

UNAUDITED

	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net income	$31,378	$224,811
Adjustments for noncash and nonoperating items:
Depreciation and amortization	7,417	5,333
Issuance of common stock for consulting fees and conv. notes	0	1,285
Changes in operating assets and liabilities:
Receivables	(610,162)	(1,219,207)
Inventory	22,868	0
Healthcare reserve	0	163,848
Notes receivable	(22,896)	0
Accounts payable and accrued expenses	338,295	770,379
Litigation payable	(101,209)	(45,000)
Notes payable	308,195	0
Income taxes payable	5,534	63,077

Cash (used) by operating activities	(20,580)	(35,474)

INVESTING ACTIVITIES
Capital expenditures	(5,150)	0

Cash (used) by investing activities	(5,150)	0

FINANCING ACTIVITIES
Payments on notes payable	(10,528)	(1,908)

Cash (used) by financing activities	(10,528)	(1,908)

NET (DECREASE) IN CASH	(36,258)	(37,382)

CASH BALANCE BEGINNING OF PERIOD	51,404	40,227

CASH BALANCE END OF PERIOD	$15,146	$2,845

Supplemental Disclosures:
Interest	9,269	12,299
Taxes	5,534	115,811

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of March 31, 2008 and December 31, 2007.

4. Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

 MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $ 8,603 for the three months ended March 31, 2008 and $36,281 for the three months ended March 31, 2007.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on the financial statements.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

 NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 12,680,741 for the year 2007 and had receivables of $3,082,915 as of December 31, 2007, and revenues of $ 2,773,360 for the three months ended March 31, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

The Company’s short-term and long-term debt at March 31, 2008 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$277,750	0	$277,750
The Coastal Bank-installments	34,987	65,087	100,074
NHC Note	1,307,356	0	1,307,356
Legal fees note	175,000	0	175,000

Total	$1,795,093	65,087	$1,860,180

The Coastal Bank notes consist of four notes with principal balances of $50,273, $33,341, $13,460, and $277,500 at March 31, 2008. All notes are secured by all business assets of the Company with interest rates from 5% to 7%.

NOTE D - RELATED PARTY TRANSACTIONS

The Company and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

Mr. Parker has also executed a personal guarantee of the Company’s obligations to Northern.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE E - OPERATING SEGMENTS

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

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,
Medical
Infusion	Wholesale/	Ambulatory	DME	Combined
and MIT	International	Care

2008
Revenue	$694,509	$622,594	$1,213,946	$242,311	$2,773,360

Interest expense	9,269	0	0	0	9,269
Depreciation & amortization	7,417	0	0	0	7,417

2007
Revenue	$646,485	$1,232,786	$708,384	$215,439	$2,803,094

Interest expense	12,299	0	0	0	12,299
Depreciation & amortization	5,333	0	0	0	5,333

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE F - NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

On May 10, 2005, the Company entered into two non-compete agreements with Arlene Wihelm and Dexter Truax. These agreements were amended as of December 20, 2006 as follows:

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

NOTE G - COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at March 31, 2008:

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE H- MINORITY INTEREST IN FOREIGN CORPORATION

On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to assist the Company in the collection of this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2007, we have valued the account receivable and our equity interest in Miura at $1,933,200. The original accounts receivable was in the amount of $2,416,500. There has been no impairment of the minority interest for the three months ended March 31, 2008.

NOTE I - SUBSEQUENT EVENTS

Subsequent to the date of our financial statements, several lawsuits were commenced against the Company aggregating $304,000. The Company believes these will be settled with no material impact.

Item 2. Management's Discussion and Analysis

The statements contained in this 10Q, are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in Savannah. Our distribution of wholesale drugs has historically accounted for the majority of our revenues, although this was not the case in the quarter ended March 31, 2008, but and is anticipated to be our most significant area of growth.

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

Results of Operations

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007.

Revenues

Consolidated revenues for the quarter ended March 31, 2008 were $2,773,360, as compared to $2,803,094 for the quarter ended March 31, 2007, representing a decrease of $29,734 or 1.06%. Consolidated cost of sales for the year ended quarter ended March 31, 2008 were $1,819,353 or 65.6% of sales as compared cost of sales for the quarter ended March 31, 2007 of $1,479,023 or 52.8% of sales. This resulted in a gross profit for this quarter of $954,007 or 34.4% as compared to gross profit for the same quarter in 2007 of $1,324,071 or 47.2%. The decrease in our consolidated revenues for this quarter were the result of decreasing reimbursement from our domestic customers. The increase in the costs of good sold for the quarter were due to less favorable pricing from domestic vendors resulting in lower margins as compared to the same period in 2007. This decrease in margins overall was due to the lack of sufficient operating funds during the first this quarter to purchase supplies on the open market at more competitive prices.

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

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,
	Medical
	Infusion	Wholesale/	Ambulatory	DME	Eliminations	Combined
	and MIT	International	Care
2008
Revenue	$694,509	$622,594	$1,213,946	$242,311		$2,773,360

Interest expense	9,269	0	0	0		9,269
Depreciation & amortization	7,417	0	0	0		7,417
2007
Revenue	$646,485	$1,232,786	$708,384	$215,439		$2,803,094

Interest expense	12,299	0	0	0		12,299
Depreciation & amortization	5,333	0	0	0		5,333

Operating Expenses

Total operating expenses decreased $63,324 or 6.5% to $907,826 for the quarter ended March 31, 2008, from $971,150 for the same period in 2007. The decrease in operating expense is attributable to the decrease in personnel costs which were offset somewhat by higher legal fees. The major components of operating expense include:

•
Salaries and payroll related costs decreased from $545,631 to $454,719 for the first quarter of 2008 or a reduction of 16.6% over the quarter ended March 31, 2007. The decrease was due primarily to the reduction of personnel in the sales and marketing areas reducing travel and personnel support expenses and a reduction in staffing costs relating to the loss of a major customer for products and services supplied by Ambulatory and our DME divisions.

•
Sales, general and administrative expenses increased $25,504 or 6.07% to $445,690 for the quarter ended March 31, 2008 as compared to $420,186 for the same period in 2007. The increase was due primarily to a sustained level in our advertising and marketing efforts and increased legal expenses. We anticipate these expenditures to remain flat over the next quarter and increases to occur upon the increase in sales from new opportunities in subsequent quarters. Legal and professional expenses for the quarter were $79,428; Travel and entertainment was $19,926; consulting fees of $29,224; outside and contract labor $48,271; license fees of $9,395; Additional expenses included office expense of $17,245; Advertising of $8,603; rent expense of $27,361; insurance expense of $38,574 and telephone of $14,970; factoring fees of $33,777; interest expense of $12,299 and contract services of $48,271; We anticipate seeing the results of these expenditures represented in subsequent quarters. Another variable influencing the decrease in general and administrative costs is the reduction in leased space of our facilities in the fourth quarter of 2006.

•
Depreciation and amortization increased $2,084 or 39.1% to $7,417 for the quarter ended March 31, 2008 as compared to $5,333 for the same period in 2007. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income

Operating income before taxes (including interest) decreased $303,710 or 89.2% for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, from $340,622 for the quarter ended March 31, 2007 to $36,912 for the quarter ended March 31, 2008. Operating income as a percentage of gross revenue was 1.3% for the quarter as compared to 12.1% for the quarter ended March 31, 2007. This is primarily attributable to the decreased margins in the most recent quarter.

Net income
As a result of the above factors, net income decreased by $193,433 for the three months ended March 31, 2008 as compared to the quarter ended March 31, 2008. Net Income was $31,378 for the three months ended March 31, 2008 as compared to a net income of $224,811 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $15,146, as compared to $2,845 at March 31, 2007. For the three months ended March 31, 2008, net cash used by operating activities aggregated $(20,580) as compared to cash used by operations for the three months ended March 31, 2007 $(35,474). As of December 31, 2007, we had cash of $51,404 as compared to a cash balance of $40,227 as of December 31, 2006.

As of March 31, 2008, we were funded primarily through operations and our financing agreement with NHC. On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. However, there is no assurance that Northern will continue to fund MIT and while MIT is negotiating with a new factor, there is no assurance that an agreement will be reached or that it will be reached on acceptable terms. If an acceptable agreement with a new factor is not achieved, MIT does not currently have sufficient financing to pay the balance due Northern and there is no assurance such funding can be obtained.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of December 31, 2005, we were engaged in litigation relating to a financial consulting agreement. Effective April 17, 2006, the parties entered into a settlement agreement pursuant to which we agreed to pay $750,000. We paid an aggregate of $225,000 though May 2006 and in July 2006, we commenced monthly payment of $15,000, which continued through October 1, 2007. The remaining balance of $375,000 was due October 17, 2007. The total consideration of $750,000 was expensed in the year 2005. In October and November 2007, the Company paid $275,000, leaving a balance of $100,000 which has been subsequently paid as of March 31, 2008.

Based on our current plan, we believe that our current cash balances and results of operations will be sufficient to fund our operations through for the next twelve months provided we obtain a source of financing to replace Northern, of which there can be no assurance.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, William C. Parker, and Principal Financial Officer, John Sabia, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are not involved in any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: May 19, 2008	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer