Form 10-Q
period 2008-06-30
MIT Holding, Inc.
filed 2008-08-19
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-5068091
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer ID No)

37 West Fairmont Ave., Suite 202, Savannah, GA 31406
(Address of principal executive office) (Zip Code)

Registrant's telephone number: (912) 925-1905

N/A

Former name, former address and former fiscal year,
(if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ࿠

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ࿠	Accelerated filer ࿠	Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ࿠   No ☒

The number of shares of common stock, no par value per share, outstanding as of August 13, 2008 was 48,744,634.

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008

INDEX

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$99,238	$51,404
Accounts receivable	3,451,984	3,082,915
Inventory	226,963	260,752
Prepaid expenses	137,060	0
Notes receivable	88,961	59,255

Total current assets	4,004,206	3,454,326

PROPERTY AND EQUIPMENT, net	29,966	32,983

OTHER ASSETS
Minority investment in foreign corporation	1,933,200	1,933,200
Healthcare reserve	1,571,228	1,571,228
Non-compete agreement, net	156,668	163,334

Total other assets	3,661,096	3,667,762

TOTAL ASSETS	$7,695,268	$7,155,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,235,342	$2,148,500
Income taxes payable	71,487	41,156
Litigation settlement payable	0	101,209
Notes payable-NHC	433,490	999,161
Notes payable-bank-installment loans	34,987	34,987
Notes payable-bank-lime of credit	277,750	277,750
Notes payable-legal fees	175,000	175,000

Total current liabilities	4,228,056	3,777,763

LONG-TERM LIABILITIES
Notes payable-shareholders	62,000	0
Notes payable-banks	55,384	75,615

Total long-term liabilities	117,384	75,615

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,490.39 and 3,530.39 shares issued and outstanding at June 30, 2008 and December 31, 2007	0	0
Common stock, $0.000001 par value; 250,000,000 shares authorized, 48,719,634 and 46,145,134 shares issued and outstanding at June 30, 2008 and December 31, 2007	46	46
Additional paid-in-capital	1,798,390	1,798,390
Retained Earnings	1,551,392	1,503,257

Total stockholders’ equity	3,349,828	3,301,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,695,268	$7,155,071

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

UNAUDITED

	June 30, 2008	June 30, 2007
Revenue:
Sales and services rendered	$5,379,592	$5,605,979
International sales	0	2,416,500

Total revenue	5,379,592	8,022,479

Cost of medical supplies	3,303,474	3,723,920

Gross profit	2,076,118	4,298,559

Operating Expenses
Salaries and payroll cost	1,114,005	1,440,553
Selling, general and administrative	784,809	862,239
Depreciation and amortization	14,833	10,667

Total operating expenses	1,913,647	2,313,459

Net income from operations	162,471	1,985,100

Other expenses-interest	89,539	20,853

Net income before provision for income taxes	72,932	1,964,247

Provision for income taxes	24,797	667,844

Net income	$48,135	$1,296,403

Net income per share from continuing operations:
Basic and diluted	$.00	$.04
Weighted average number of shares outstanding:
Basic and diluted	48,689,634	32,034,565

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 and 2007

UNAUDITED

	June 30, 2008	June 30, 2007
Revenue:
Sales and services rendered	$2,606,232	$2,802,885
International sales	0	2,416,500

Total revenue	2,606,232	5,219,385

Cost of medical supplies	1,484,121	2,244,897

Gross profit	1,122,111	2,974,488

Operating Expenses
Salaries and payroll cost	659,286	894,922
Selling, general and administrative	339,119	442,053
Depreciation and amortization	7,416	5,334

Total operating expenses	1,005,821	1,342,309

Net income from operations	116,290	1,632,179

Other expenses-interest	80,270	8,554

Net income before provision for income taxes	36,020	1,623,625

Provision for income taxes	19,263	552,033

Net income	$16,757	$1,071,592

Net income per share from continuing operations:
Basic and diluted	$.00	$.03
Weighted average number of shares outstanding:
Basic and diluted	48,704,634	37,938,458

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

UNAUDITED

	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net income	$48,135	$1,296,403
Adjustments for noncash and nonoperating items:
Depreciation and amortization	14,833	10,667
Issuance of common stock for consulting fees and conv. notes	0	(943,665)
Changes in operating assets and liabilities:
Receivables	(369,069)	414,234
Receivables international	0	(2,416,500)
Inventory	33,789	6,232
Prepaid expenses	(137,060)	0
Healthcare reserve	0	(1,879,225)
Notes receivable	(29,706)	(17,955)
Accounts payable and accrued expenses	1,086,842	(523,510)
Litigation payable	(101,209)	(235,000)
Notes payable	0	878,293
Income taxes payable	30,331	615,110

Cash provided (used) by operating activities	576,886	(2,794,916)

INVESTING ACTIVITIES
Capital expenditures	(5,150)	(22,597)

Cash (used) by investing activities	(5,150)	(22,597)

FINANCING ACTIVITIES
Proceeds from notes	62,000	0
Proceeds from issuance of preferred stock	0	4,234,392
Payments on loans	(585,902)	(918,932)

Cash provided (used) by financing activities	(523,902)	3,315,460

NET INCREASE IN CASH	47,834	497,947

CASH BALANCE BEGINNING OF PERIOD	51,404	40,227

CASH BALANCE END OF PERIOD	$99,238	$538,174

Supplemental Disclosures:
Interest	89,539	20,853
Taxes	24,797	667,844

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

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

MIT Holding, Inc. Mergers with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, in May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. In addition, 9,738,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE A -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the six months and three months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of June 30, 2008 and December 31, 2007.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

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

The Company amended the purchase agreement with NHC that was executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of December 31, 2007, $3,082,915 in receivables were subject to this agreement.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE A -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Factored Accounts Receivable and Factoring Agreement. (continued)

agreement due and payable in full immediately. Subsequent to this letter, we have continued to pay down the credit line and as of August 1, 2008, the loan had been paid off in its entirety. The balance at December 31, 2007 was $999,161; as of June 30, 2008 was $433,490.

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

June 30, 2008

NOTE A -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $ 12,609 for the six months ended June 30, 2008 and $ 44,033 for the six months ended June 30, 2007.

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

June 30, 2008

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

June 30, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 12,680,741 for the year 2007 and had receivables of $ 3,082,915 as of December 31, 2007, and revenues of $ 5,379,592 for the six months ended June 30, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE C - SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

The Company’s short-term and long-term debt at June 30, 2008 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$277,750	0	$277,750
The Coastal Bank-installments	34,987	55,384	90,371
NHC Note	433,490	0	433,490
Legal fees note	175,000	0	175,000

Total	$921,227	55,384	$976,611

The Coastal Bank notes consist of four notes with principal balances of $45,529, $33,597, $11,245, and $277,500 at June 30, 2008. All notes are secured by all business assets of the Company with interest rates from 5% to 7%.

NOTE D - RELATED PARTY TRANSACTIONS

The Company and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

Mr. Parker executed a guaranty on August 1, 2008 with respect to the Company’s obligations to Globank Inc. under the promissory note in the principal amount of $500,000.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

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

“Ambulatory Care” administers the intravenous therapies to patients.

The following tables show the operations of the Company’s reportable segments:

For the six months ended June 30,
	Medical Infusion and MIT	Wholesale/ International	Ambulatory Care	DME	Combined
2008
Revenue	$1,705,818	$739,568	$2,451,005	$483,201	$5,379,592

Interest expense	89,539	0	0	0	89,539
Depreciation & amortization	14,833	0	0	0	14,833

2007
Revenue	$1,652,064	$4,140,501	$1,910,677	$319,237	$8,022,479

Interest expense	20,853	0	0	0	20,853
Depreciation & amortization	10,667	0	0	0	10,667

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

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

NOTE G - COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at June 30, 2008:

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. During this period, MIT continued to pay down its obligations on a weekly basis in agreement with Northern Healthcare. The

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

balance at June 30, 2008 was $433,000 including interest charges to date. On August 1, 2008 the remaining amounts due were repaid in their entirety upon receipt of funding on a new debt instrument from Globank, Inc. of $500,000. The new loan was obtained on August 1, 2008 from Globank, Inc. with interest payments monthly for $25,000. (5%) beginning on September 1, 2008. The term of the loan is for 24 months and is secured by the assets of the company and guaranteed by Mr. William C. Parker.

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

Stock-Based Compensation Plan:

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive (which was adopted by which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Stock-Based Compensation Plan:

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

NOTE H- MINORITY INTEREST IN FOREIGN CORPORATION

On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to assist the Company in the collection of this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2007, we have valued the account receivable and our equity interest in Miura at $1,933,200. The original accounts receivable was in the amount of $2,416,500. There has been no impairment of the minority interest for the six months ended June 30, 2008, although no monies have been collected on the original accounts receivable.

NOTE I - SUBSEQUENT EVENTS

Subsequent to the date of our financial statements, several litigation cases are in the process aggregating $304,000. WHAT IS THE SOURCE OF THIS $304,000. The Company believes these will be settled with no material impact.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by Mr. William C. Parker and each of the Company’s subsidiaries. The proceeds of the loan were used to repay Northern Healthcare in full, pay a portion of the loan due Coastal Bank, pay certain suppliers and settle certain outstanding litigation.

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

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area

Critical Accounting Policies

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

Factored Accounts Receivable and Factoring Agreement.

Mr. Parker amended the purchase agreement with NHC that was executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of December 31, 2007, $3,082,915 in receivables was subject to this agreement.

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we have continued to pay down the credit line and as of August 1, 2008, the loan had been paid off in its entirety. The balance at March 31, 2008 was $1,307,356; as of June 30, 2008 was $433,490.

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

Health Care Reserve

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

Results of Operations

Comparison of six months ended June 30, 2008 to three months ended June 30, 2007.

Revenues

Consolidated revenues for the quarter ended June 30, 2008 were $5,379,392, as compared to $8,022,479 for the six months ended June 30, 2007, representing a decrease of $2,642,887 or 32.7%. Consolidated cost of sales for the six months ended June 30, 2008 were $3,303,338 or 61.4% of sales as compared to cost of sales for the previous period ended June 30, 2007 of $3,476,688 or 43.3% of sales. This resulted in a gross profit for the period of $2,076,254 or 38.6% as compared to gross profit for the same period in 2007 of $4,545,791or 56.6%. The decrease in our consolidated revenues for the period were the result of lack of sustained sales for International Operations and decreased volume in sales in the Wholesale Division. The decrease in the costs of good sold for the period were due to reduced sales in International and Wholesale adversely affected somewhat by increased costs primarily associated with the Wholesale activity for the period due to insufficient operating funds during the first half to purchase supplies on the open market at more competitive prices. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to reduce its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.

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

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients. The following tables show the operations of the Company’s reportable segments:

For the six months ended June 30, 2008
	Medical Infusion and MIT	Wholesale/ International	Ambulatory Care	DME	Eliminations	Combined
2008
Revenue	$1,705,818	$739,568	$2,451,005	$483,201		$5,379,592

Interest expense	89,583	0	0	0		$89,583
Depreciation & amortization	14,833	0	0	0		$14,833
2007
Revenue	$1,652,064	$4,140,501	$1,910,675	$319,239		$8,022,479

Interest expense	20,853	0	0	0		$20,853
Depreciation & amortization	10,667	0	0	0		$10,667

Operating Expenses

Total operating expenses decreased $348,966 or 14.7% to $2007, 301 for the 6 months ended June 30, 2008 from $2,371,100 for the same period in 2007. The decrease in operating expense is attributable to the decrease in personnel costs which were due to reduced headcount. The major components of operating expense include:
•
Salaries and payroll related costs decreased from $1,440,553 to $1,114,004 for the first half of 2008 or a reduction of 22.7% over the period ended June 30,2007. The decrease was due primarily to the reduction of personnel in the sales and marketing areas and personnel support expenses and staffing costs required to service a reduced customer base in the Wholesale Division.

•
Sales, general and administrative expenses decreased $ 348,966 or 14.7% to $2,007,301 for the 6 months ended June 30, 2008 as compared to $2,371,100 for the same period in 2007. The decrease was due primarily to the reduction in payroll and related costs and decreases in travel and entertainment costs. The decrease is also due to the substantial reduction in our efforts to develop international sales in the Dominican Republic and closing the Company’s operations in Brunswick, Vidalia and Augusta. We anticipate these expenditures to remain flat over the next quarter and increases to occur upon the increase in sales from new opportunities in subsequent periods. Legal and professional expenses for the period were $203,775; Travel and entertainment was $30,938; consulting fees of $92,909; outside and contract labor $48,271; license fees of $11,991; Additional expenses included office expense of $28,461; Advertising of $12,609; rent expense of $59,144; insurance expense of $74,149; telephone of $22,827; factoring fees of $55,399; interest expense of $89,538 and utility expense of $14,563. We anticipate seeing these expenditures remaining flat in subsequent periods.

•
Depreciation and amortization increased $4,166 or 39.1% to $14,833 for the period ended June 30, 2008 as compared to $10,667 for the same period in 2007. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income

Operating income decreased $1,822,629, or 91.8 to $162,471 for the period ended June 30, 2008 from $1,985,100 for the same period ended June 30, 2007. Operating income as a percentage of gross revenue was 3.02% for the period as compared to 24.7% for the same period last year... This is primarily attributable to the decreased revenue and margins in the International division.

Net income
As a result of the above factors, net income decreased $1,248,267 from $1,296,403 for the six months ended June 30, 2007 to $48,135 for the six months ended June 30, 2008.

Liquidity and Capital Resources
As of June 30, 2008, we had cash of $99,237, as compared to $538,574 at June 30, 2007. For the six months ended June 30, 2008, net cash used by operating activities aggregated $(20,580) as compared to cash used by operations for the six months ended June 30, 2007 $(35,474). As of June 30, 2008, we were funded primarily through operations and our financing agreement with NHC.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by Mr. William C. Parker and each of the Company’s subsidiaries. The proceeds of the loan were used to repay Northern Healthcare in full and avoid threatened litigation. The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, pay certain suppliers and settle certain outstanding litigation. Despite the high interest rate, the Company believes that the financing will improve the Company’s liquidity because the Company was able to terminate its relationship with Northern and thereby retain the proceeds of all receivables.

On December 31, 2007, the Company received a going concern opinion from our outside auditors. The company has no additional lines of credit available at this time and the Company’s inability to achieve sufficient collections on its revenues has created liquidity issues. The grant of the security interest in the company’s assets and the inability to prepay the loan may adversely affect our ability to secure additional financing.

Litigation
We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2008, we were engaged in litigation relating to a former operating unit of the company that is in settlement discussions. The Company believes that the litigation will be settled without a material impact to the company.

Based on our current plan, we believe that our current cash balances and results of operations will be sufficient to fund our operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.2	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.3	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.4	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.5	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: August 19, 2008	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer