Form 10-Q
period 2008-09-30
MIT Holding, Inc.
filed 2008-11-14
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2008

INDEX

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	F-3 – F-20
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-21 – F-27
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	F-28

Item 4T:	Controls and Procedures	F-28

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	F-28

Item 1A:	Risk Factors	F-28

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	F-28

Item 3:	Defaults Upon Senior Securities	F-28
Item 4:	Submission of Matters to a Vote of Security Holders	F-29
Item 5:	Other Information	F-29
Item 6:	Exhibits	F-29

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-4

Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (Unaudited)	F-5

Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (Unaudited)	F-6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	F-7

Notes to Financial Statements	F-8 - F-20

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,632	$51,404
Accounts receivable	3,350,186	3,082,915
Inventory	172,565	260,752
Prepaid expenses	151,460	0
Notes receivable	0	59,255

Total current assets	3,773,843	3,454,326

PROPERTY AND EQUIPMENT, net	28,287	32,983

OTHER ASSETS
Minority investment in foreign corporation	1,883,200	1,933,200
Healthcare reserve	1,571,228	1,571,228
Non-compete agreement, net	156,668	163,334

Total other assets	3,611,096	3,667,762

TOTAL ASSETS	$7,413,226	$7,155,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,502,012	$2,148,500
Income taxes payable	46,690	41,156
Litigation settlement payable	0	101,209
Notes payable-NHC	0	999,161
Notes payable-bank-installment loans	20,987	34,987
Notes payable-banks	105,600	277,750
Note payable-other	195,064	0
Notes payable-legal fees	60,000	175,000

Total current liabilities	2,930,353	3,777,763

LONG-TERM LIABILITIES
Notes payable-shareholders	39,000	0
Note payable-other	940,241	75,615

Total long-term liabilities	979,241	75,615

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,477.89 and 3,530.39 shares issued and outstanding at September 30, 2008 and December 31, 2007	0	0
Common stock, $0.000001 par value; 250,000,000 shares authorized, 48,744,634 and 46,145,134 shares issued and outstanding at September 30, 2008 and December 31, 2007	46	46
Additional paid-in-capital	1,798,390	1,798,390
Retained Earnings	1,705,196	1,503,257

Total stockholders’ equity	3,503,632	3,301,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,413,226	$7,155,071

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

UNAUDITED

	September 30, 2008	September 30, 2007
Revenue:
Sales and services rendered	$7,459,939	$8,186,036
International sales	0	2,416,500

Total revenue	7,459,939	10,602,536

Cost of medical supplies	4,076,182	4,796,721

Gross profit	3,383,757	5,805,815

Operating Expenses
Salaries and payroll cost	1,605,904	1,792,529
Selling, general and administrative	1,314,930	1,515,586
Depreciation, amortization and impairments	75,582	33,333

Total operating expenses	2,996,416	3,341,448

Net income from operations	387,341	2,464,367

Other expenses-interest	185,402	223,257

Net income before provision for income taxes	201,939	2,241,110

Provision for income taxes	68,659	761,977

Net income	$133,280	$1,479,133

Net income per share from continuing operations:
Basic and diluted	$.00	$.04
Weighted average number of shares outstanding:
Basic and diluted	46,687,134	36,322,642

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

UNAUDITED

	September 30, 2008	September 30, 2007
Revenue:
Sales and services rendered	$2,080,347	$2,580,057
International sales	0	0

Total revenue	2,080,347	2,580,057

Cost of medical supplies	772,708	1,072,801

Gross profit	1,307,639	1,507,256

Operating Expenses
Salaries and payroll cost	283,008	351,976
Selling, general and administrative	739,012	653,347
Depreciation, amortization and impairments	60,749	22,666

Total operating expenses	1,082,769	1,027,989

Net income from operations	224,870	479,267

Other expenses-interest	95,863	202,404

Net income before provision for income taxes	129,007	276,863

Provision for income taxes	43,862	94,133

Net income	$85,145	$182,730

Net income per share from continuing operations:
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding:
Basic and diluted	48,732,134	44,430,047

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net income	$133,280	$1,479,133
Adjustments for noncash and nonoperating items:
Depreciation, amortization and impairments	75,582	33,333
Issuance of common stock for consulting fees and conv. notes	0	(943,665)
Changes in operating assets and liabilities:
Receivables	(267,271)	122,495
Inventory	88,187	(369,352)
Prepaid expenses	(151,460)	0
Healthcare reserve	0	(1,879,225)
Notes receivable	59,255	(40,664)
Accounts payable and accrued expenses	353,512	(815,373)
Litigation payable	(101,209)	(235,000)
Notes payable	(47,524)	1,285,461
Income taxes payable	74,193	709,243

Cash provided (used) by operating activities	216,545	(653,614)

INVESTING ACTIVITIES
Capital expenditures	(14,220)	(22,597)

Cash (used) by investing activities	(14,220)	(22,597)

FINANCING ACTIVITIES
Proceeds from notes	845,064	0
Proceeds from issuance of preferred stock	0	1,656,422
Payments on loans	(999,161)	(918,932)

Cash provided (used) by financing activities	(154,097)	737,490

NET INCREASE IN CASH	48,228	61,279

CASH BALANCE BEGINNING OF PERIOD	51,404	40,227

CASH BALANCE END OF PERIOD	$99,632	$101,506

Supplemental Disclosures:
Interest	$185,402	$223,257
Taxes	$68,659	$761,977
OPERATING ACTIVITIES

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment. Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc. and Ambulatory Care, Inc., the wholly-owned subsidiaries.

MIT Holding, Inc. Mergers with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, on May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. In addition, 9,738,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the nine months and three months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of September 30, 2008 and December 31, 2007.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

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

Asset Impairments:

The company regularly reviews its investments and other assets that include the extent to which carrying value exceeds its related market value, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the market value of the investments. An impairment charge of $50,000 was incurred for the quarter ended September 30, 2008.

5.	Factored Accounts Receivable and Factoring Agreement.

The Company amended the purchase agreement with Northern Healthcare Capital, LLC (hereinafter referred to as either “NHC” or “Northern”) that was executed in May 2005 whereby NHC purchased from MIT the rights to all our accounts receivable. Over 95% of our revenues are subject to the agreement with NHC. As of December 31, 2007, $3,082,915 in receivables were subject to this agreement.

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility. This credit agreement with NHC is personally guaranteed by Mr.William C. Parker, the Company’s Chairman of the Board. This agreement replaced the purchase agreement with NHC executed in May 2005.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5. Factored Accounts Receivable and Factoring Agreement. (continued)

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we have continued to pay down the credit line and as of August 1, 2008, the loan had been paid off in its entirety. The balance at December 31, 2007 was $999,161; as of September 30, 2008 was $0.

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

September 30, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $ 19,794 for the nine months ended September 30, 2008 and $ 120,753 for the nine months ended September 30, 2007.

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

September 30, 2008

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

September 30, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE B —	GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 12,680,741 for the year 2007 and had receivables of $ 3,082,915 as of December 31, 2007, and revenues of $ 7,459,939 for the nine months ended September 30, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C –	SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

The Company’s short-term and long-term debt at December 31, 2007 is as follows:

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE C –	SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

The Company’s short-term and long-term debt at September 30, 2008 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$105,600	163,307	$268,907
The Coastal Bank-installments	20,987	11,934	32,921
Globank	0	500,000	500,000
Curascript	195,064	150,000	345,064
Legal fees note	60,000	115,000	175,000

Total	$381,651	940,241	$1,321,892

 The Coastal Bank notes consist of three notes with principal balances of $239,348,987 and $268,907 at September 30, 2008. All notes are secured by all business assets of the Company with interest rates from 5% to 7%. The Curascript note was issued on September 9, 2008 in settlement of trade payables. The note is non interest bearing and is being paid monthly at the rate of $15,000 per month. The Company has entered into payment agreements with other vendors for periodic payment schedules in the amount of $383,000 as of September 30, 2008.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE D –	RELATED PARTY TRANSACTIONS

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

NOTE E –	OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale-“Wholesale”
•	Medical Infusion Tech, DME “DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

The following tables show the operations of the Company’s reportable segments:

For the nine months ended September 30, 2008

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	and MIT	International	Care
2008
Revenue	$2,737,801	$747,833	$3,325,388	$648,917	$7,459,938

Interest expense	185,401	0	0	0	185,401
Depreciation & amortization	25,582	0	0	0	25,582

2007
Revenue	$2,154,270	$5,446,792	$2,438,885	$562,589	$10,402,533

Interest expense	223,257	0	0	0	223,257
Depreciation & amortization	33,333	0	0	0	33,333

NOTE F –	NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

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

NOTE G—	COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at September 30, 2008:

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. During this period, MIT continued to pay down its obligations on a weekly basis in agreement with Northern Healthcare. The balance at September 30, 2008 was $0. On August 1, 2008, the remaining amounts due were repaid in their entirety upon receipt of funding on a new debt instrument from Globank, Inc. of $500,000. The new loan was obtained on August 1, 2008 from Globank, Inc. with interest payments monthly for $25,000 (5%) beginning on September 1, 2008. The term of the loan is for 24 months and is secured by the assets of the company and guaranteed by Mr. William C. Parker and each of the Company’s subsidiaries.

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

Stock-Based Compensation Plan:

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive (which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE G—	COMMITMENTS AND CONTINGENCIES (continued)

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

On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to assist the Company in the collection of this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2007, we have valued the account receivable and our equity interest in Miura at $1,933,200. The original accounts receivable was in the amount of $2,416,500. An impairment of $50,000 has been recorded against the minority interest for the quarter ended September 30, 2008.

NOTE I—	SUBSEQUENT EVENTS

Subsequent to the date of our financial statements, several litigation cases were in process of settlement aggregating $304,000. The Company settled the above litigation cases which were combined and settled for a substantially lesser amount and has accrued the settlement in the financial statements for the period ended September 30, 2008.

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area. The company is also involved in developing new opportunities in conjunction with Dr. Thomas Kollars whose research in infectious diseases has promising potential in the creation of new and innovative products.

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

Reserve Account

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

Results of Operations

Comparison of nine months ended September 30, 2008 to nine months ended September, 2007.

Revenues

Consolidated revenues for the quarter ended September 30, 2008 were $7,459,939, as compared to $10,602,536 for the nine months ended September 30, 2007, representing a decrease of $3,146,492 or 29.6%. Consolidated cost of sales for the nine months ended September 30, 2008 were $4,076,182 or 54.6% of sales as compared to cost of sales for the previous period ended September 30, 2007 of $4,796,721 or 45.2% of sales. This resulted in a gross profit for the period of $3,383,757 or 45.4% as compared to gross profit for the same period in 2007 of $5,805,815 for 54.8%. The decrease in our consolidated revenues for the period was the result of decreased volume in sales in the International and Domestic wholesale markets. The reduction in margins for domestic wholesale products relating to IVIG (Intravenous Immunoglobulin) has caused the company to discontinue efforts in wholesale product lines for the near term. The company will focus its efforts on DME, Home Infusion and Ambulatory markets as well seek opportunities in new geographic areas for acquisitions and in emerging markets currently in the research and development stages with Dr. Thomas Kollars.

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale-“Wholesale”
•	Medical Infusion Tech, DME “DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

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

“Ambulatory Care” administers the intravenous therapies to patients. The following tables show the operations of the Company’s reportable segments:

For the nine months ended September 30,

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Eliminations	Combined
	and MIT	International	Care
2008
Revenue	$2,737,801	$747,833.	$3,325,388	$648,917		$7,459,938

Interest expense	185,402	0	0	0		185,402
Depreciation & amortization	25,582	0	0	0		25,582

2007
Revenue	$2,154,270	$5,446,792,	$2,438,885,	$562,589		$10,602,536

Interest expense	223,257	0	0	0		$223,257
Depreciation & amortization	33,333	0	0	0		$33,333

Operating Expenses

Total operating expenses decreased $345,032 or 10.3% to $2,996,416 for the 9 months ended September 30, 2008 from $3,341,448 for the same period in 2007. The decrease in operating expense is attributable to the decrease in personnel costs which were due to reduced headcount and to costs reduced for factoring fees, interest expense and reduced spending in other Selling, General and Administrative expenses. The major components of operating expense include:

•
Salaries and payroll related costs decreased $186,025 to $1,605,904 for the first nine months of 2008 or a decrease of 4.6% over the period ended September 30, 2007. Salary costs were lower due to further reductions in personnel to control costs while remaining able to serve our existing customer base.

•
Sales, general and administrative expenses decreased $ 200,656 or 20.0% to $1,314,930 for the 9 months ended September 30, 2008 as compared to $1,515,586 for the same period in 2007. The decrease was due primarily to reductions in Selling and Marketing Costs, decreases in travel and entertainment costs and reduced costs for factoring fees and interest expense. The decrease is also due to the substantial reduction in our efforts to develop international sales in the Dominican Republic and closing the Company’s operations in Brunswick, Vidalia and Augusta. We anticipate these expenditures to remain flat over the next quarter and increases to occur upon the increase in sales from new opportunities in subsequent periods. Legal and professional expenses for the period were $301,712; Travel and entertainment was $36,560; consulting fees of $177,373; outside and contract labor $17,753; license fees of $27,267; Additional expenses included office expense of $28,461; Advertising of $19,795; rent expense of $88,132; insurance expense of $108,961; telephone of $34,898; factoring fees of $55,399; Employee benefits expense of $99,974 and utility expense of $21,126. We anticipate seeing these expenditures remaining flat in subsequent periods.

•
Depreciation, amortization and impairments increased $42,294 or 126.7% to $75,582, for the period ended September 30, 2008 as compared to $33,333 for the same period in 2007. The increase was attributable to impairment being recorded for intangible assets for this quarter.

Operating Income

Operating income decreased $2,077,026 or 84.3% to $387,431 for the period ended September 30, 2008 from $3,341,448 for the same period ended September 30, 2007. Operating income as a percentage of gross revenue was 5.2% for the period as compared to 23.2% for the same period last year. This is primarily attributable to the decreased revenue and margins in the International division.

Net income

As a result of the above factors, net income decreased $1,345,853 from $1,479,133 for the nine months ended September 30, 2007 to $133,280 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $99,632, as compared to $51,404 at September 30, 2007. For the nine months ended September 30, 2008, net cash generated by operating activities aggregated $48,228 as compared to cash generated by operations for the nine months ended September 30, 2007 was $61,729. As of September 30, 2008, we were funded primarily through operations and our financing agreement with Globank, Inc.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by Mr. William C. Parker and each of the Company’s subsidiaries. The proceeds of the loan were used to repay Northern Healthcare in full and avoid threatened litigation. The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, pay certain suppliers and settle certain outstanding litigation. Despite the high interest rate, the Company believes that the financing will improve the Company’s liquidity because the Company was able to terminate its relationship with Northern and thereby retain the proceeds of all receivables. The Company has entered into written agreements with trade creditors regarding payables aggregating of $383,000 to obtain more beneficial payment terms which, agreements have had a positive impact on the Company’s operations and liquidity.

At December 31, 2007, the Company received a going concern opinion from our outside auditors. The Company has no additional lines of credit available at this time and the Company’s inability to achieve sufficient collections on its revenues has created liquidity issues. The grant of the security interest in the Companies’ assets and the inability to prepay the loan may adversely our ability to secure additional financing.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2008, we settled litigation relating to a former operating unit of the company that had been in settlement discussions. The costs of the settlement were not material and were accrued as of September 30, 2008.

Off-Balance Sheet Arrangements

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1.1	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
1.2	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
1.3	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
1.4	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
1.5	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: November 12, 2008	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer