Form 10-K
period 2008-12-31
MIT Holding, Inc.
filed 2009-04-14
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $9,510,627,

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

At April 7, 2009, the aggregate market value of the voting stock held by non-affiliates was $ 715,666.08, based upon 17,891,652 shares held by non-affiliates, and the average of the bid price and the asked price of $.04, per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 7, 2009, the registrant had  48,744,634 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or other information statement; and (3) any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

2

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Investors are cautioned not to place undue reliance on our forward-looking statements. We make forward-looking statements as of the date on which Prospectus is filed with the SEC, and we assume no obligation to update the forward-looking statements after the date hereof whether as a result of new information or events, changed circumstances, or otherwise, except as required by law.

3

MIT Holding, Inc.

TABLE OF CONTENTS

Item		Page
	Part I

1.	Description of Business	1
1A.	Risk Factors	9
2.	Description of Property	14
3.	Legal Proceedings	14
4.	Submission of Matters to a Vote of Security Holders	14

Part II

5.	Market for Common Equity and Related Stockholder	15
6.	Management’s Discussion and Analysis or Plan of Operation	16
7.	Financial Statements	24-44
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
8A.	Controls and Procedures	43
8B.	Other Information	44

Part III

9.	Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of	44
	the Exchange Act
10.	Executive Compensation	47
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	51
	Matters
12.	Certain Relationships and Related Transactions	52
13.	List of Exhibits	53
14.	Principal Accountant Fees and Services	52

Other

	Signature Page	54

4

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
Overview

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

Our principal executive offices are located at 37 West Fairmont Avenue, Suite 202, Savannah, Georgia, 31406. The phone number is (912) 925-1905. The website is www.mitholdinginc.com. Shares of MIT Holding common stock are traded on the OTC Bulletin Board under the symbol MITD.OB.

History

Our current name and business operations have been preceded by historical name changes and changes in our capitalization.

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, until May 2, 2007, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. On May 2, 2007, we then acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock (the "Merger").  In addition, 9,633,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007.   Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

In May 2007 we changed our ticker symbol on the OTC Bulletin Board to MITD.OB.

MIT Business and Operations

Overview

Through its three subsidiaries, MIT distributes wholesale pharmaceuticals, prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment These are carried out through a full service compounding pharmacy in Savannah, Georgia.

Strategy

MIT’s strategy is to continue marketing efforts in the Savannah and surrounding areas for its core clinical business in Infusion Technology, Ambulatory Care and Durable Medical Equipment (DME).  While 2008 saw a decline in revenues for domestic and international wholesale activity, the Infusion and Ambulatory business lines enjoyed significant growth which MIT will continue to pursue in 2009. The demand for these services is created through local physicians, hospitals and insurance companies and should continue to provide an array of therapies for our pharmacy based clinic in Savannah. The Company is no longer devoting substantial resources to the domestic and wholesale activity, but this focus may change if market conditions and the Company’s financial condition improve.

 MIT in 2008 expended substantial effort to obtain approvals and certification for ProVector™, a proprietary product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”) in connection with Georgia Southern University Research & Services Foundation, Inc (“GSURSF”).  This product could potentially eradicate the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus. MIT intends to market ProVector™ through international distribution channels to developing nations.

In order for MIT to expand into international markets and other domestic areas, MIT believes that it will need additional financing. There can be no assurance that MIT will expand into international markets or that it can obtain additional financing on favorable terms, if at all.

Strategic Relationship with Georgia Southern University and Dr. Thomas Kollars, Jr.

In October 2007, MIT signed a sponsored program agreement with Georgia Southern University Research & Service Foundation, Inc.  (“GSURSF”), a research division of Georgia Southern University, to research and develop products to stop the spread of infectious diseases. Pursuant to the agreement, MIT and Georgia Southern funded research at the university. Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”), GSURSF’s Chief Scientific Advisor and Director of the Biodefense and Infectious Disease Laboratory and Associate Professor of Epidemiology in the Jiann-Ping Hsu College of Public Health, Georgia Southern University, will oversee the project. Although the agreement with Georgia Southern terminated in August 2008,  MIT has continued to been working with Dr. Kollars and his team of experts to develop the ProVector™, and obtain certification as to the efficacy of ProVector™.  This certification was completed by GSURSF on November 27, 2008.  .  Dr. Kollars has developed prototypes of the ProVector Bti flower that are being tested as we develop a commercial bio-pesticide product.  The initial product, ProVectorTM Bti, will be only be available internationally as necessary EPA approval for US use is in the early stage of development and may take up to six months or more to achieve. The company has registered with the EPA and received its registration number. The paperwork for an EPA establishment number which will allow us to immediately market the product for sale overseas has been applied for and is pending. MIT is in discussion with potential distributor candidates but formal agreements are not in place at this time. It is essential for us to develop agreements with distributors overseas who already have established relationships with the governments where the product is to be sold. MIT does not have the personnel, the funds or time frame to set up its own distribution network to provide ProVector to the world market.

In connection with MIT’s alliance with GSURSF, MIT also entered into a license agreement with MedEnvVet Laboratories, an affiliate of Dr. Kollars and the holder of the intellectual property rights to the ProVector™.  Pursuant to the license agreement, MIT acquired exclusive worldwide rights to sub-license, manufacture and sell the ProVector™.  MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time.

International Wholesale Distribution

MIT had sought to grow its wholesale distribution business in Latin America, the Caribbean the countries comprising the former Soviet Union, and Israel. MIT hoped to establish relationships with government agencies and distributors in such countries in order to import pharmaceuticals.  MIT met with modest results in developing relationships in this international markets and MIT has abandoned for the near term further pursuit of this market

Domestic Wholesale Pharmaceutical Distribution

MIT’s domestic wholesale pharmaceutical distribution is conducted through Medical Infusion Technologies Inc., which sells pharmaceuticals solely in the United States to other wholesale distributors. MIT distributed a wide variety of nationally known intravenous pharmaceuticals from pharmaceutical producers.  MIT’s plans to distribute pharmaceuticals to institutions, such as hospitals and nursing homes were curtailed in 2008.

IVIG is the leading product distributed by the wholesale division, accounting for $2,853,787 or approximately 79.70% of MIT’s wholesale sales in 2007, and $408,121 or 64.7% in 2008, without including albumin. These immunoglobulins are a type of protein found in human blood that helps resist bacteria, viruses, and other germs. IVIG is used to treat a wide variety of disorders including: diabetic Neuropathy, CIDP, Guillain-Barre Syndrome, and Multiple Sclerosis. MIT believes that demand for IVIG will continue to grow because of its wide applications and the long treatment periods required by most patients.

MIT’s domestic expansion will be focused on the specialty pharmacy area.  This may be accomplished through acquisitions of wholesale and specialty pharmacies which are already licensed nationwide to facilitate buying specialty pharmaceuticals at a discount and being able to make nationwide wholesale sales.  MIT needs to be licensed in all 50 states in order to be a specialty pharmacy.  MIT currently has no agreements or understandings with respect to any acquisitions.

Our Suppliers

MIT purchases the majority of its products for domestic sales from six major distributors and several minor distributors. In 2008 the three  major distributors supplied approximately 90% of the Company’s purchasing needs with the other 10% from the other distributors.  The Company does not have long-term contracts or arrangements with any of these distributors.  The loss of certain of these distributors could have a material adverse effect on our operations, although  most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of MIT’s patients. However, some pharmaceuticals are only available through the manufacturer and may be subject to limits on distribution. In such cases, MIT needs to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet its patients’ needs. We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products.

In 2008, MIT began utilizing a procurement process commonly called “mail order” supply.   This process provides drugs used in various therapies directly to the patient and MIT’s involvement is to administer the drugs so supplied to the patient.  This results in a reduction in revenue to the company with a corresponding reduction in cost of sales.

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

Pharmacy Services, Home Infusion Therapy and Ambulatory Centers

MIT provides infusion pharmacy services through its pharmacy in Savannah, Georgia.  The pharmacy maintains a license from the Drug Enforcement Agency, and can dispense infusible and non-infusible prescription pharmaceuticals to treat a wide range of chronic and acute health conditions.  Many infusion therapies cost over $10,000 per patient per year.  These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment.  Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and are not generally equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements.  As a result, these specialty pharmaceuticals are generally provided by pharmacies such as MIT’s that focus primarily on filling, labeling and delivering injectible pharmaceuticals and related support services.

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

MIT’s pharmacy customers can choose to have their therapies administered at the 3,000 square foot ambulatory care center in Savannah, Georgia staffed by three full-time nurses and two part-time doctors or in their own homes

MIT offers patients the following services:

•	Medication and supplies for administration and use at home or within our ambulatory infusion center;
•	Consultation and education regarding the patient’s condition and the prescribed medication;
•	Clinical monitoring and assistance in monitoring potential side effects; and
•	Assistance in obtaining reimbursement.

MIT provides its patients the following home infusion therapies:

•
Total Parenteral Nutrition: intravenous therapy providing required nutrients to patients with digestive or gastro-intestinal problems, most of whom have chronic conditions requiring treatment for life;

•	Anti-infective Therapy: intravenous therapy providing medication for infections related to diseases such as osteomyelitis and urinary tract infections;
•	Pain Management: intravenous or continuous injection therapy, delivered by a pump, providing analgesic pharmaceuticals to reduce pain;
•	Other therapies: treating a wide range of medical conditions, including IVIG

MIT’s primary product lines are centered upon infusion therapy.  During 2008, approximately 46.9% of infusion therapy revenue came from home infusion therapies and 53.1% from clinic infusion therapies. In 2008, IVIG and Synagis® products accounted for approximately 20.1% of therapies dispensed at MIT’s ambulatory centers.  Synagis® (palivizumab), the leading infusion product administered at the ambulatory center, is prescribed primarily between September and January. It is a monoclonal antibody licensed for any infectious disease, but is used primarily for respiratory diseases and allergies that normally establish themselves in the late summer through winter. In addition, Synagis® is also prescribed for prevention of human respiratory syncytial virus (including diseases such as measles and mumps) in pediatric patients.

Home Medical Equipment

The home medical equipment division carries a wide variety of durable medical equipment and supplies for purchase or lease. The division maintains inventory or can rapidly obtain a wide variety of home medical equipment products to match almost any request, from electric wheelchairs to nebulizers.  All of MIT’s business in 2008 related to home medical equipment was from physician referrals.

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

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2007 and December 31, 2008 respectively, approximately 36.5% and 25.4% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 22.9% and 15.3% of our total accounts receivable, respectively, as of December 31, 2007 and December 31, 2008.

MIT is responsible for its own billing and collection practices.  MIT bills payors and tracks all of its accounts receivable through computerized billing systems. These systems allow the billing staff the flexibility to review and edit claims in the system before such claims are submitted to payors, which are submitted either electronically or through the mail. MIT utilizes electronic claim submission whenever possible to expedite claim review and payment, and to minimize errors and omissions.

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

Professional Licensure.   Doctors, Nurses, pharmacists and certain other healthcare professionals MIT employs are required to be individually licensed or certified under applicable state law. MIT performs criminal and other background checks on employees and takes steps to ensure that employees possess all necessary licenses and certifications, and MIT believes that its employees comply in all material respects with applicable licensure laws.

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

Employees

    As of December 31, 2008, MIT employed 31 persons on a full-time basis of which 9 were involved in administration, 18 in medical services, and 4 for durable medical equipment.  None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $9,510,626 in 2008 and had receivables of $3,291,927 as of December 31, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.  Revenues declined in 2008 to $9,510,626 from $12,680,741in 2007. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies,.  Furthermore, we had no cash receipts from our international sales in 2008. Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 and used the proceeds to pay off our obligation to Northern.

We rely on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2008 19.7%, of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

Our new products strategy is unproven and risky.

Our business strategy develop  the sales of ProVector™ in the international market Our ability to implement its plans will depend primarily on the ability to attract distributors in targeted markets where malaria, dengue fever or West Nile disease are present.  Development of a distribution network throughout the world will determine our sales and growth rate for Provector in 2009. MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time.  There can be no assurance at this time as to when the distribution network will be in place to generate sales for ProVector™

MIT has no history with manufacture and distribution of Provector™.

Distributing ProVector™ overseas is a heavily regulated endeavor, and we will be subject to both domestic and foreign governmental regulatory schemes and may be required to rely on a limited number of distributors in each foreign country in which it will sell products and may be required to obtain registrations in each country to import product.  We have no significant experience complying with the legal systems of countries other than the United States.  We will be dependent on our relationships with foreign distributors, suppliers, purchasers and government agencies and enforcement of our rights in foreign courts, particularly in less developed countries, is uncertain. Such compliance will be time consuming and expensive, and is expected to require hiring legal and/or business advisers who are specialists in such transactions. Changes in foreign statues and regulations could adversely affect our operations.  Achieving significant revenues denominated in foreign currencies would also subject our financial results to the risk of foreign exchange fluctuations.

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased from $7.8 million in 2004 to $16.1 million in 2005, then declined to $13.0 million in 2006.  Revenues in 2007 declined to 12.6 million and in 2008, sales declined by $3.17 million to  $9.5 million.  This was a result of our discontinuing  competition in this market due to decreasing demand for wholesale products and diminishing margins and insufficient capital resources to aggressively compete in this market

Our accounts receivable are subject to an agreement with Northern Healthcare Capital, LLC.

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4.  On August 1, 2008, we received a term loan from Globank, Inc. and used the funds to pay the remainder of our obligation to Northern in the amount of $422k.

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

We are highly dependent on reimbursement from a managed care organizations and other non-governmental third party payors.  For the fiscal years ended December 31, 2007 and December 31, 2008, approximately 83.7% and 97.3% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing.  From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability.  In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately 23% and 15.8% of MIT’s revenues for the years ended December 31, 2007 and December 31, 2008, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business.  There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

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

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expires January 1, 2010.  The rent is $4120 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases three suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2008, for a term of 12 months.  The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123.  The lease for Suite 206 is $1158 and has been added to the master lease. This lease is personally guaranteed by William C. Parker.

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

None.

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

Period	High	Low

2008:
Quarter Ended March 31	$1.05	$.80
Quarter Ended June 30.80		.55
Quarter Ended September 30.55		.28
Quarter Ended December 31.28		.06
2007:
Quarter Ended March 31	$-	$-
Quarter Ended June 30	20.00	1.51
Quarter Ended September 30	2.70	1.00
Quarter Ended December 31	1.33	0.99

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 101 stockholders of record as of December 31, 2008.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2008. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4.  On August 1, 2008, MIT obtained a new fixed rate loan from Globank, Inc. in the amount of $500,000. The proceeds were used to repay the balance due to Northern Health Care of $422,000.  The remainder of the funds were added to working capital.

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

Health Care Reserve:

Health care reserves are all of the factored receivables returned to the Company that are owned, maintained, managed and controlled by MIT.  Upon termination and settlement of the agreement, it was determined by management that the factored receivables were not collectible and bad debt expense of $1,708,610,was recorded in the 4th Quarter.

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

Results of Operations

Comparison of year ended December 31, 2008 to the year ended December 31, 2007.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Eliminations	Combined
	and MIT	International	Care

2008
Revenue	$3,751,619	$648,395	$4,222,825	887,788		$9,510,627

Interest expense	282,380	0	0	0		282,3804
Depreciation & amortization	42,997	0	0	0		42,997

2007
Revenue	$2,366,181	$6,231,327	$3,295,345	$787,888		$12,680,741

Interest expense	298,344	0	0	0		298,344
Depreciation & amortization	44,444	0	0	0		44,444

Revenues

Consolidated revenues for the year ended 2008 were $9,510,627 as compared to $12,680,741 for the year ended December 31, 2007, representing a decrease of $3,170,114 or 25.0%. Consolidated cost of sales for the year ended December 31, 2008 were $5,009,583 or .52.7% of sales as compared cost of sales for the year ended December 31, 2007 of $6,261,568 or 49.4% of sales. This resulted in a gross profit for the year ended December 31, 2008 of $4,501,044 or 47.3% as compared to gross profit for the year ended December 31, 2007 of $6,419,173 or 50.6%.  The decrease in our consolidated revenues for the year ended 2008 were the result of sales to international and wholesale customers decreasing $5,582,932 for the year which were offset by revenue gains of $1,385,438 for Infusion and $927,480 for Ambulatory respectively. Although the cost of goods sold decreased in dollars there was a slight decrease in gross profit as a percentage of Revenue from 50.6% to 47.3% which was directly related to the profitability of selling to international customers. Domestic revenues decreased by $753,617 to $9,510,627 for the year ended 2008 as compared to $10,264,241 for 2007. The wholesale sales reduction was due to decreasing profit margins and the lack of operating funds to purchase supplies on the open market at competitive prices.

Operating Expenses

Total operating expenses increased $580,780 or 9.7 % to $6,580,563 for the year ended December 31, 2008 from $5,999,783 for the same period in 2007. The increase in operating expense is the net result of decreases in non payroll operating expenses being reduced by $2,183,128 offset by bad debt expense of $2,706,759 that was generated by the termination of the accounts receivable financing agreement with Northern Healthcare and the resulting reconciliation of collectible accounts assigned to the company and the recording of additional bad debt expense as noted in Note A-6 of the Financial Statements.

•
Salaries and payroll related costs increased $58,586, to $2,174,224 for the year ended December 31, 2007 as compared to $2,115,628 for the year ended December 31, 2008, or 2.8%. The increase was due primarily to the expansion of our sales and marketing efforts towards developing our international marketing program, which included additional personnel and administrative changes to increase the effectiveness of our corporate management team.  Several headcount reductions in 2008 occurred near the end of the year and will result in payroll savings in future periods.

•
Sales, general and administrative expenses decreased $1,099,828 or 39.9% to $1,656,583 for the year ended December 31, 2008 as compared to $2,756,411 for the year ended December 31, 2007.  The decrease was due to broad decreases in all areas of non crucial spending. We were able to curtail spending in the following categories Advertising ($130k), Rents ($120k due to office closures in Augusta, Vidalia and Brunswick) and Factoring Fees ($174k). We anticipate seeing the results of these expenditures continuing in subsequent quarters. Legal and professional expenses were $352,593; Travel and entertainment was $73,585; consulting fees of $241,319; outside and contract labor $65,087; license fees of $28,459.  Additional expenses included office expense of $346,242; Advertising of $30,171; rent expense of $118,414; insurance expense of $139,806, and telephone of $48,817, factoring fees of $55,389 interest expense of $282,379 and contract services of $65,087. We anticipate seeing the results of these expenditures represented in subsequent quarters.

•
Depreciation and amortization decreased $1,447, or 3.3% to $42,997 for the year ended December 31,2008 as compared to $44,444 for the year ended December 31, 2007. The decrease was mainly due to restricted capital spending in 2008.

Operating Income

Operating income decreased $2,498,909 to $(2,079,519) for the year ended December 31, 2008 from $419,390 for the year ended December 31, 2007. Operating income as a percentage of gross revenue was (21.9%) for the year ended December 31, 2008 as compared to 3.3% for the year ended December 31, 2007 primarily due to the bad debt expense in operating expenses.

Other Income and Expense

An Extraordinary charge was taken in the fourth quarter to recognize discontinued operations relating to the Minority Investment in foreign company. The company has determined that prospects in the Caribbean have not developed to a level that is acceptable to continue this operation.  The company will continue to monitor the region for future business opportunities.

Income Tax

Income tax expense decreased to $0 for the year ended December 31, 2008 from a tax expense of $41,156 for the year ended December 31, 2007. The decrease in income before income taxes is attributable to the decrease in revenues and an increase in operating expenses as outlined above as well as the extraordinary charge for discontinued operations. .

Net income

As a result of the above factors, net income decreased from $79,890 for the year ended December 31, 2007 to $4,245,099 for the year ended December 31, 2008.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $111,337, as compared to $51,404 at December 31, 2007. For the year ended December 31, 2007, net cash provided used by operating activities aggregated 365,815 as compared to cash used by operations for the year ended December 31, 2006 of $(1,524,895). As of December 31, 2007, we had cash of $51,404 as compared to a cash balance of $40,227 as of December 31, 2006.

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

The Company conducted a private placement and sold 4,234.4 units at $1000.00 per unit, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder's option into an aggregate of 2,000 shares of common stock, $.0001 par value at a conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock exercisable for a period of five years at a price of $0.75 per share.

In April 2007, MIT and NHC entered into a revolving line of credit to replace the receivable purchase agreement. The initial facility amount is $2,000,000, with the facility increasing in increments of $400,000 at such time as MIT’s outstanding balance exceeds 85% of the then existing amount outstanding under the facility.  Over 95% of our revenues were subject to the agreement with NHC.  On August 1, 2008, MIT obtained a loan from Globank, Inc. of $500,000.  The proceeds of this loan were used to repay Northern $422,000 and terminate the agreement with Northern.   The remainder of the loan was used as working capital.

Lack of an Accounts Receivable Financing agreement has decreased working capital, putting a strain on the liquidity needed for daily operations.   The collection of accounts receivable continues to be slower than management would prefer.    MIT is committed to pursue legitimate claims against the various payors that have contractual obligations to MIT.  This commitment should continue to be required through economic cycles that put a strain on all companies in the healthcare industry.

In addition to the receivables and cash flow subject to the agreement with Northern, the Company had a single receivable from a customer in the Dominican Republic for $2,416,500. On December 20, 2007 we entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to collect this account receivable. As of December 31, 2008, the company had discontinued its efforts in the Dominican Republic and has reduced the value of it’s investment to zero.

For the year ended December 31, 2008, due to the unstable economy and the uncertainties in the political environment, the company established additional reserves for doubtful accounts.  This resulted in a one time charge to the company of $2,706,759 for the year.  Excluding this charge would have resulted in operating income for the period of $ 344,860 compared to $79,890 for the same period last year.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves.  Subsequent to the date of our financial statements, three vendors commenced actions for amounts due them aggregating $304,000.  At December 31, 2008, settlement had been reached in the amount of $45,000 and $30,000. had been paid with the balance accrued as of December 31, 2008. The balance was subsequently paid in January of 2009

Our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	27

Balance Sheets as of December 31, 2008 and 2007	28

Statements of Operations for the years ended December 31, 2008 and 2007	29

Statements of Stockholders’ Equity for the years ended December 31, 2008 and December 31, 2007	30

Statements of Cash Flows for the years ended December 31, 2008 and 2007	31

Notes to Financial Statements	32-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and  Directors  of
MIT Holding,Inc.

We have audited the consolidated balance sheets of MIT Holding,Inc. as of December 31,2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and  cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of MIT Holding, Inc., as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/Drakeford & Drakeford, LLC
New York, New York

April 7, 2009

MIT HOLDING, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$111,337	$51,404
Accounts receivable	2,293,779	3,082,915
Inventory	139,863	260,752
Employee advances	1,500	0
Prepaid expenses	161,460	0
Notes receivable	0	59,255

Total current assets	2,707,939	3,454,326

PROPERTY AND EQUIPMENT, net	20,871	32,983

OTHER ASSETS
Minority investment in foreign corporation	0	1,933,200
Healthcare reserve	0	1,571,228
Non-compete agreement, net	146,669	163,334

Total other assets	146,669	3,667,762

TOTAL ASSETS	$2,875,479	$7,155,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,565,534	$2,148,500
Income taxes payable	0	41,156
Litigation settlement payable	0	101,209
Notes payable-NHC	0	999,161
Notes payable-bank-installment loans	27,203	34,987
Notes payable-banks	761,084	277,750
Note payable-other	180,000	0
Notes payable-legal fees	165,000	175,000

Total current liabilities	3,698,821	3,777,763

LONG-TERM LIABILITIES
Note payable-other	120,064	75,615

Total long-term liabilities	120,064	75,615

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,477.89 and 3,530.39 shares issued and outstanding at December 31, 2008 and 2007	0	0
Common stock, $0.000001 par value; 250,000,000 shares authorized, 48,744,634 and 48,639,634 shares issued and outstanding at December 31, 2008 and 2007	48	48
Additional paid-in-capital	1,798,388	1,798,388
Retained Earnings	(2,741,842)	1,503,257

Total stockholders’ equity	(943,406)	3,301,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,875,479	$7,155,071

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2008	December 31, 2007

Revenue	$9,510,627	$12,680,741

Cost of medical supplies	5,009,583	6,261,568

Gross profit	4,501,044	6,419,173

Operating Expenses
Salaries and payroll cost	2,174,224	2,115,628
Selling, general and administrative	1,656,583	2,756,411
Bad debts	2,706,759	0
Impairments	0	600,000
Expenses related to investment in foreign corporation	0	483,300
Depreciation and amortization	42,997	44,444

Total operating expenses	6,580,563	5,999,783

Income (loss) from operations	(2,079,519)	419,390

Other expenses-interest	282,380	298,344
Interest

Income (loss) before income tax expense	(2,361,899)	121,046

Income tax expense	0	41,156

Income (loss) before loss on minority investment	(2,361,899)	79,890

Loss on minority investment of foreign corporation	1,883,200	0

Net income (loss)	$(4,245,099)	$79,890

Net income (loss) per share from continuing operations:
Basic and diluted	$(.09)	$.00
Weighted average number of shares outstanding:
Basic and diluted	48,744,634	38,167,038

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional	Accumulated	Total
	Common stock		Preferred stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Equity

Balance at December 31, 2006	45,381,279	$45	0	$0	$843,509	$1,404,022	$2,247,576
(Restated)
Merger adjustments and stock splits					(1,645,205)	19,345	(1,625,860)

Issuance of preferred stock for cash			3,530.39	0	1,656,422		1,656,422

Issuance of common stock for consulting fees	3,258,355	3			943,662		943,665

Net income for the year ended December 31, 2007						79,890	79,890

Balance at December 31, 2007	48,639,634	48	3,530.39	0	1,798,388	1,503,257	3,301,693

Conversion of 52.5 shares of preferred stock to 105,000 shares of common stock	105,000	0	(52.5)	0			0

Net loss for the year ended December 31, 2008						(4,245,099)	(4,245,099)

Balance at December 31, 2008	48,744,634	$48	3,477.89	$0	$1,798,388	$(2,741,842)	$(943,406)

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES
Net income (loss)	$(4,245,099)	$79,890
Adjustments for noncash and nonoperating items:
Bad debts	2,706,759	0
Impairment of assets	0	600,000
Depreciation and amortization	42,997	44,444
Issuance of common stock for consulting fees	0	943,665
Merger equity adjustments	0	(1,625,860)
Investment in minority operations	1,883,200	(2,533,200)
Changes in operating assets and liabilities:
Receivables	(209,013)	2,851,343
Inventory	120,889	116,482
Employee advances	(1,500)	0
Prepaid expenses	(161,460)	0
Notes receivable	59,255	(59,255)
Healthcare reserve	(87,382)	(1,279,225)
Accounts payable and accrued expenses	417,034	(398,039)
Litigation payable	(101,209)	(508,791)
Notes payable-other	0	255,229
Income taxes payable	(41,156)	(11,578)

Cash provided (used) by operating activities	383,315	(1,524,895)

INVESTING ACTIVITIES
Capital expenditures	(30,885)	(35,610)

Cash (used) by investing activities	(30,885)	(35,610)

FINANCIAL ACTIVITIES
Issuance of common stock for cash	0	0
Issuance of preferred stock for cash	0	1,656,422
Proceeds from notes	853,064	0
Payments on notes payable	(1,145,561)	(84,740)

Cash provided (used) by financing activities	(292,497)	1,571,682

NET INCREASE IN CASH	59,933	11,177

CASH BALANCE BEGINNING OF PERIOD	51,404	40,227

CASH BALANCE END OF PERIOD	$111,337	$51,404

Supplemental Disclosures:
Interest	$282,380	$298,344
Taxes	0	$41,156

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

December 31, 2008

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2008 and December 31, 2007.

4.     Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately. Subsequent to this letter, we have continued to pay down the credit line and as of December 31, 2008, the loan had been paid off in its entirety.  The balance at December 31, 2007 was $999,161.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.  Factored Accounts Receivable and Factoring Agreement. (continued)

Health Care Reserve/Bad Debts:

Health care reserves are all of the factored receivables returned to the Company  that will be owned, maintained, managed and controlled by MIT. Due to insurance adjustments and final settlements of these receivables, the Company has not experienced any significant reductions in these long-term receivables and as a result, has written-off the balance of $ 1,708,610. The effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

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

Due to the current state of the economy, the Company believes that it is prudent to create an additional reserve against the accounts receivable for the year ended December 31, 2008. Management believes that uncertainties in the political climate regarding all phases of healthcare create an additional burden of risk that should be recognized in our current carrying value for accounts receivable.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expense totaled $ 30,171 and $ 164,339 for the years ended December 31, 2008 and 2007, respectively.

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

December 31, 2008

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

December 31, 2008

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

  NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 9,510,627 for the year 2008 and had receivables of $ 3,291,928 as of December 31, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

The Company’s short-term and long-term debts at December 31, 2007 are as follows:

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE C – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

The Company’s short-term and long-term debts at December 31, 2008 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$261,084	0	$261,084
The Coastal Bank-installments	27,203	0	27,203
Globank, Inc.	500,000	0	500,000
Curascript	180,000	120,064	300,064
Legal fees note	165,000	0	165,000

Total	$1,133,287	120,064	$1,253,351

The Coastal Bank notes consist of two notes with principal balances of $20,589, and $6,614 at December 31, 2008. All notes are secured by all business assets of the Company with interest rates from 5% to 7%. See Note –H for disclosure on Globank, Inc.

NOTE D – RELATED PARTY TRANSACTIONS

The Company and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

The following tables show the operations of the Company’s reportable segments:

For the years ended December 31,
	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	and MIT	International	Care
2008
Revenue	$3,751,619	$648,395	$4,222,825	$887,788	$9,510,627

Interest expense	282,380	0	0	0	282,380
Depreciation & amortization	42,997	0	0	0	42,997

2007
Revenue	$2,366,181	$6,231,327	$3,295,345	$787,888	$12,680,741

Interest expense	298,344	0	0	0	298,344
Depreciation & amortization	44,444	0	0	0	44,444

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE F – NON-COMPETE PROVISION (RESTRICTIVE COVENANT)

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

NOTE G- CONVERSION Of  CONVERTIBLE PREFERRED STOCK

During the first and second quarter of 2008, four shareholders converted 52.5 shares of their preferred stock to 105,000 shares of common stock. The new issuance of shares was based on the conversion of shares of the Holders’ Series A Preferred Stock. Each one share of Series A Preferred Stock converts into two thousand shares of common stock.

NOTE H – COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at December 31, 2008:

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4.  During this period, MIT continued to pay down its obligations on a weekly basis in agreement with Northern Healthcare. The balance at June 30, 2008 was $433,000 including interest charges to date. On August 1, 2008 the remaining amounts due were repaid in their entirety upon receipt of funding on a new debt instrument from Globank, Inc. of $500,000. The new loan was obtained on August 1, 2008 from Globank, Inc. with interest payments monthly for $25,000. (5%) beginning on September 1, 2008. The term of the loan is for 24 months and is secured by the assets of the company and guaranteed by Mr. William C. Parker.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE H– COMMITMENTS AND CONTINGENCIES (continued)

The following are the key terms of MIT’s lease agreements:

•
      The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expires January 1, 2009.  The rent is $3800 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months.  The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123.  This lease was amended on September 6, 2008 to include Suite 206 at a monthly rent of $1,158 per month ending on November 30, 2009. This lease is personally guaranteed by William C. Parker.

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE H– COMMITMENTS AND CONTINGENCIES (continued)

Stock-Based Compensation Plan:

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

NOTE I- MINORITY INTEREST IN FOREIGN CORPORATION

On December 20, 2007 the Company entered into a business development and consulting  agreement with Miura  Enterprises, S.A. (“Miura”) of the Dominican Republic whereby  we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura. One of Miura’s tasks is to assist the Company  in the collection of this account receivable. We will receive up to 80% of the amount collected. As of December 31, 2008, the Company has ceased operations in the Dominican Republic and has reduced the value of it’s investment to zero.

NOTE J – SUBSEQUENT EVENTS

None

Item 9.  Changes In And Disagreements With Accountants And Accounting And Financial Disclosure

On May 2, 2007, the Company engaged Drakeford & Drakeford, LLC and the Company’s former independent accountants, Malone & Bailey, P.C. were dismissed as independent accounts of the Company.  The change of independent accountants was approved by the Board of Directors of the Company.

The former independent accountant’s reports on the Company’s financial statements for the last two fiscal years did not contain any adverse opinions or disclaimer opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.  Furthermore, the accountant’s reports did not include any disclosure of uncertainty regarding the Company’s ability to continue as a going concern. During the Company’s last two fiscal years there were no disagreements between the Company and its former independent accountants on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report.

Item 9A. Controls and Procedures.

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

Item 9B.  Other Information

None. There was no information required to be  filed on Form 8-k during the fourth quarter of  the Company's fiscal year ended December 31, 2008 and not reported.

Item 10.  Directors And Executive Officers Of The Registrant.

As of March 30, 2009, our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY

William C. Parker	53	President, CEO, & Chairman of the Board of Directors
John Sabia	56	Secretary, Controller & Director
Brinson Clements	52	Vice-President of Administration, Director
Arlene Wilhelm	52	Chief Operating Officer
Steven W. Schuster	54	Director
Thomas Duncan	54	Director
James F. Bagwell	62	Director
Robert Rubin	67	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Robert Rubin, Director – no Form 3 or 5 is on file
2.	Mr. Thomas J. Duncan, Director - no Form 3 or 5 is on file
3.	Mr. James Bagwell, Director - no Form 3 or 5 is on file

Mr. Schuster, Mr. Sabia, and Mr. Clements each filed Forms 5, as appropriate, although filings were subsequent to the respective filing deadlines for each such disclosure.

Audit Committee and Financial Experts

Our audit committee consists of Mr. Duncan, Mr. Bagwell and Mr. Schuster, who are independent member of our Board of Directors  The functions of our audit committee include things such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independent registered public accounting firm’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document. In 2008, the audit committee met together with the other independent directors.

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
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- equity incentive plan compen sation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	ALL OTHER COMPENSATION ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William C. Parker	2008	230,029	—	—	—	—	—	91,130	321,159
CEO & President	2007	204,600	—	—	—	—	—	91,848	296,448

Arlene Wilhelm	2008	149,345	—	—	—	—	—	27,240	162,844
COO	2007	141,586	—	—	—	—	—	20,988	162,844

Brinson Clements	2008	130,730	—	—	—	—	—	0	130,730
VP – Admin.	2007	126,431	—	—	—	—	—	1,431	127,862

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

Option Exercises and Stock Vested

	OPTION	AWARDS	STOCK	AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
John Sabia	0	0	100,000	$6,500
Brinson Clements	0	0	100,000	$6,500

Director Compensation

Contemporaneously with the Merger on May 2, 2007 and pursuant to its terms, the Board ratified the following issuances, each of which had been previously approved by the Board of Medical Infusion Group, Inc. on March 19, 2007: (i) options to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company; (ii) common stock with a market value of $10,000 per year as of April 1 of each year that the non-management Director remains a Director, provided, that such shares shall vest in the non-management Directors on the one year anniversary of their issuance; and (iii) the payment to each non-management Director a fee of $15,000 cash per year for each year that each such Director serves as a Director, with the fee payable quarterly in arrears commencing June 30, 2007, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of a Committee of the Board of Directors attended by such Director.  As of April 1, 2008, the Company has not paid the non-management Directors their fees for the period July 1, 2007 through March 31, 2008.   On May 2, 2007, the Company’s Board of Directors authorized the issuance of options to John Sabia and Brinson Clements to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company. Each of the foregoing grants to the non-management Directors was made pursuant to the Corporation’s 2006 Stock Incentive Plan.  In November 2008, the Company awarded 100,000 shares of Common Stock to each of the six directors for services rendered in 2008.

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

As of December 31, 2008 we have granted 80,000 shares of common stock and options to purchase 600,000 shares of common stock pursuant to the Plan. Each Director other than Mr. Parker holds options to purchase 100,000 shares of Common stock. Each option was priced at the fair market value of the company’s common shares at the date of grant.  In May 2007, MIT issued Messrs. Schuster, Rubin, Duncan and Bagwell 20,000 shares of common stock of MIT as compensation for services rendered and to be rendered in 2007.

In November, 2008, the Board of Directors granted 100,000 shares to each member of the Board for services rendered in 2008.

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

Management Bonus Shares subject to Performance Criteria

MIT’s management had an opportunity to receive a share bonus award for fiscal year 2007 and 2008, but the Company did not reach its Pre-Tax Profit Target.  For purposes of calculating the Pre-Tax Profit Target, non-cash expenses shall be excluded. In the event that the cumulative Pre-Tax Profits for fiscal years 2007 and 2008 was at least $60,000,000, then an aggregate of 15 million bonus shares would have been awarded.

	2007	2008
Bonus Shares	10,000,000	5,000,000
Pre-Tax Profit Target	$25,000,000	$35,000,000

Compensation Committee

Our compensation committee consists of Mr. Bagwell, Mr. Schuster, Mr. Rubin, and Mr. Sabia.  .  The compensation committee is primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers. We do not currently have a written compensation committee charter or similar document.  The compensation payable to Mr. Parker and Ms. Wilhelm, the two most highly paid executives, is determined by their employment agreements.  The Company’s performance was not deemed to be sufficiently successful in 2008 to warrant the payment of performance bonuses.  The Committee, together with other members of the Board, receives recommendations from Mr. Parker, the President of MIT.   Therefore, to date, the entire Board has handled the functions that would otherwise be handled by the Compensation Committee The Board, in reaching its conclusions, reviews MIT’s performance in comparison to the expectations set forth the prior year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of April 11, 2009 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock.  As of April 11, 2009 there were 49,594,634 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)
William C. Parker (1)	27,595,760	56.61
Arlene Wilhelm	1,375,000	2.82
John Sabia (2)	100,000	*
Brinson Clements	100,000	*
Steven W. Schuster (2)(3)(4)	1,322,222	1.07
Thomas Duncan (2)(3)	120,000	*
James F. Bagwell (2)(3)	120,000	*
Robert Rubin (2)(3)(5)	120,000	*
Meyers Associates, LP (6)	3,475,000	7.13

All Executive Officers and Directors as a Group (8 persons)(3)	30,852,982	62.1%

* Less than 1%

(1)	Includes 6,000,000 shares of common stock owned of record by certain advisors. Mr. Parker has an irrevocable proxy to vote these 6,000,000 shares until April 30, 2009.

(2)	Excludes options to purchase 100,000 shares of common stock of MIT, which options vest on May 2, 2008 provided the director remains a director of the company.

(3)
20,000 shares were issued on May 2, 2007 to each of Messrs. Schuster, Duncan, Rubin and Bagwell as outside directors of the Company.  The shares vest on the one-year anniversary of their issuance provided the holder remains a director

(4)	Includes 822,222 shares of common stock issued to McLaughlin & Stern LLP, of which Mr. Schuster is a member, in consideration for legal services rendered to the company.

(5)
Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(6)
Includes 935,000 shares of common stock and an option to purchase up to 635 units, each unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 2,000 shares of common stock, at a purchase price of $1,000 per unit. Meyers Associates L.P. disclaims beneficial ownership of 980,000 shares of common stock owned by Bruce Meyers, an affiliate of Meyers Associates L.P.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 1, 2008, MIT borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by Mr. William C. Parker and each MIT’s subsidiaries.  The proceeds of the loan were used to repay Northern Healthcare in full and avoid threatened litigation.  The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, pay certain suppliers and settle certain outstanding litigation.

Director Independence

Each of Messrs. Rubin, Bagwell, Duncan and Schuster are independent directors and constitute a majority of the Board of Directors. Mr. Sabia, who is a member of the Compensation Committee, is not independent as he serves as the Company’s principal financial officer.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2008, the Company was billed $52,000 for audit fees and no other accounting fees by the principal accountant for the audit.  For 2007, the Company was billed $55,000 for audit fees and no other accounting fees by the principal accountant for the audit. The principal accountant was paid $4,000 and $0 in 2007 and 2008 respectively for tax preparation.  The principal accountant was not paid any fees for other services in 2008 or 2007. The audit committee approved the engagement of the independent accountant for all services rendered in 2008.

Item 13. EXHIBITS.

EXHIBITS

Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT's 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
10.13	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.14	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.15	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.16	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.17	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008

21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.
(2)	This Exhibit is filed as an Exhibit to the Form SB-2 filed by the Company with the Securities Exchange Commission on July 5, 2007, and incorporated herein by reference
(3)	This Exhibit is filed as an Exhibit to the Form 10-K for the period ended September 30, 2008 and incorporated herein by reference

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ William C. Parker

William C. Parker, Chief Executive Officer

Date:    April 13, 2009

Signature	Title	Date

/s/ William C. Parker	President, Chief Executive Officer,	April 13, 2009
William C. Parker	Chairman & Director

/s John A. Sabia	Controller (the Principal Financial	April 13, 2009
John A. Sabia	Officer) & Director

/s/ Brinson Clements	Director	April 13, 2009
Brinson Clements

/s/ Thomas Duncan	Director	April 13, 2009
Thomas Duncan

/s/ Steven W. Schuster	Director	April 13, 2009
Steven W. Schuster

/s/ James F. Bagwell	Director	April 13, 2009
James F. Bagwell

/s/	Director	April 2009
Robert Rubin