Form 10-Q
period 2009-03-31
MIT Holding, Inc.
filed 2009-05-15
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
———————————————————————
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

The number of shares of common stock, no par value per share, outstanding as of May 11, 2009 was 49,594,634.

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2009

INDEX

TABLE OF CONTENTS

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-2

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F- 14

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	Unaudited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,137	$111,337
Accounts receivable, net	2,119,878	2,293,779
Inventory	137,465	139,863
Employee advances	1,500	1,500
Prepaid expenses	161,460	161,460

Total current assets	2,505,440	2,707,939

PROPERTY AND EQUIPMENT, net	13,455	20,871

OTHER ASSETS
Non-compete agreement, net	136,670	146,669

Total other assets	136,670	146,669

TOTAL ASSETS	$2,655,565	$2,875,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,382,194	$2,565,534
Notes payable-bank-installment loans	21,273	27,203
Notes payable-banks	231,084	261,084
Notes payable-other	180,000	180,000
Notes payable-legal fees	160,000	165,000

Total current liabilities	2,974,551	3,198,821

LONG-TERM LIABILITIES
Notes payable-banks	575,064	620,064

Total long-term liabilities	575,064	620,064

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,477.89 shares issued and outstanding at March 31, 2009 and December 31, 2008	0	0
Common stock, $0.000001 par value; 250,000,000 shares authorized, 49,594,634 and 48,744,634 shares issued and outstanding at March 31, 2009 and December 31, 2008	50	48
Additional paid-in-capital	1,823,886	1,798,388
Retained Earnings (deficit)	(2,717,986)	(2,741,842)

Total stockholders’ equity (deficiency)	(894,050)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,655,565	$2,875,479

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

UNAUDITED

	March 31, 2009	March 31, 2008
Revenue:

Sales and services rendered	$1,572,401	$2,773,360

Cost of medical supplies	665,903	1,819,353

Gross profit	906,498	954,007

Operating Expenses
Salaries and payroll cost	427,231	454,719
Selling, general and administrative	359,233	445,690
Depreciation and amortization	17,415	7,417

Total operating expenses	803,879	907,826

Net income from operations	102,619	46,181

Other expenses-interest	78,763	9,269

Net income (loss) before provision for income taxes	23,856	36,912

Provision for income taxes	0	5,534

Net income	$23,856	$31,378

Net income per share from continuing operations:
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding:
Basic and diluted	49,169,634	46,170,134

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

UNAUDITED

	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income	$23,856	$31,378
Adjustments for noncash and nonoperating items:
Depreciation and amortization	17,415	7,417
Issuance of common stock for service fees	25,500	0
Changes in operating assets and liabilities:
Receivables	173,901	(610,162)
Inventory	2,398	22,868
Notes receivable	0	(22,896)
Accounts payable and accrued expenses	(183,340)	338,295
Litigation payable	0	(101,209)
Notes payable	0	308,195
Income taxes payable	0	5,534

Cash provided (used) by operating activities	59,730	(20,580)

INVESTING ACTIVITIES
Capital expenditures	0	(5,150)

Cash (used) by investing activities	0	(5,150)

FINANCING ACTIVITIES
Payments on notes payable	(85,930)	(10,528)

Cash (used) by financing activities	(85,930)	(10,528)

NET (DECREASE) IN CASH	(26,200)	(36,258)

CASH BALANCE BEGINNING OF PERIOD	111,337	51,404

CASH BALANCE END OF PERIOD	$85,137	$15,146

Supplemental Disclosures:
Interest	$78,763	$9,269
Taxes	$0	$5,534

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

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

Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc., and Ambulatory Care, Inc., the wholly-owned subsidiaries.

       MIT Holding, Inc. Mergers with Convention All Holdings, Inc.

       Our Company was formerly known as Convention All Holdings, Inc. until May 2, 2007, when we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. In addition, 9,738,860 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,860 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007.   Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

 The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They  consist mainly of pharmaceutical supplies and medical equipment.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of March 31, 2009 and December 31, 2008.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

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

 5.           Factoring Agreement for Accounts Receivable

In 2008, the Company terminated the factoring agreement with Northern Healthcare that had been in existence since 2005.  The Company paid all monies due under the agreement with proceeds from a term loan with Globank Inc.  The note under the term loan began on August 1, 2008 in the amount of $500,000, and is an interest only loan for 2 years with interest payable monthly at the rate of 60% per annum.

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

March 31, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Cost

Advertising cost is expensed as incurred. Advertising expenses totaled $ 8,031 for the three months ended March 31, 2009 and $ 8,603 for the three months ended March 31, 2008.

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

March 31, 2009

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

  NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 9,510,627 for the year 2008 and had receivables of $ 2,293,779 as of December 31, 2008 and revenues of $1,572.401 for the quarter ended March 31, 2009 and receivables of $2,119,878 at March 31, 2009, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders. (See Note-G)

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS

The Company’s short-term and long-term debts at March 31, 2009 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$231,084	0	$231,084
The Coastal Bank-installments	21,273	0	21,273
Curascript	180,000	75,064	255,064
Globank, Inc.	0	500,000	500,000
Legal fees note	160,000	0	160,000

Total	$592,357	575,064	$1,167,421

           The Coastal Bank notes consist of two notes with principal balances of $17,086 and $4,187 at March 31, 2009. All notes are secured by all business assets of the Company with interest rates from 5% to 7%.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE C – SHORT-TERM AND LONG-TERM DEBT OBLIGATIONS (continued)

The Company’s short-term and long-term debts at December 31, 2008 are as follows:

	Current	Long-term	Total
The Coastal Bank-credit line	$261,084	0	$261,084
The Coastal Bank-installments	27,203	0	27,203
Globank, Inc.	0	500,000	500,000
Curascript	180,000	120,064	300,064
Legal fees note	165,000	0	165,000

Total	$633,287	620,064	$1,253,351

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

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE E – OPERATING SEGMENTS (continued)

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients.

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31, 2009:
	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	and MIT	International	Care

2009
Revenue	$799,864	$0	$665,140	$107,397	$1,572,401

Interest expense	78,763	0	0	0	79,763
Depreciation & amortization	17,415	0	0	0	17,415

2008
Revenue	$694,509	$622,594	$1,213,946	$242,311	$2,773,360

Interest expense	9,269	0	0	0	9,269
Depreciation & amortization	7,417	0	0	0	7,417

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

NOTE G –  ISSUANCE OF STOCK

In the first quarter of 2009, the Board of Directors authorized the issue of 850,000 shares of stock to Board Members and key employees at an average price of $.03 per share.  This was recorded as an expense for the quarter for the market value of the stock at issue date and added to the equity accounts for the period then ended.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE H – COMMITMENTS AND CONTINGENCIES

The following is a description of the Company’s contingent commitments at March 31, 2009:

On April 4, 2008, we received a letter from Northern Healthcare (“Northern”) indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4.  During this period, MIT continued to pay down its obligations on a weekly basis in agreement with Northern. The balance at June 30, 2008 was $433,000 including interest charges to date.

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

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expired on January 1, 2009.  The rent is $3800 per month. This lease is now on a month to month basis. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

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

•
The lease on the facility located at 393 EH Court, Brunswick, GA was entered into in April 2006, [for a term of 24 months.  Monthly rent for the initial 12 months was $1500, and for the next 12 months is $1545.  This lease is guaranteed by William C. Parker.  This lease was terminated in January 2008 with the closing of the Brunswick location.

MIT HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE I – SUBSEQUENT EVENTS

NONE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in Savannah. Our distribution of wholesale drugs has historically accounted for the majority of our revenues, although this was not the case in the quarter ended March 31, 2009, and is not anticipated to be a significant area of growth on the immediate future

MIT in 2008 expended substantial effort to obtain approvals and certification for ProVector™, a proprietary product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”) in connection with Georgia Southern University Research & Services Foundation, Inc (“GSURSF”).  This product could potentially eradicate the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus. MIT intends to market ProVector™ through international distribution channels to developing nations.

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

Results of Operations

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008.

Revenues

Consolidated revenues for the quarter ended March 31, 2009 were $1,572,401, as compared to  $2,773,360 for the quarter ended March 31, 2008, representing a decrease of $1,200,958 or -43.3%. Consolidated cost of sales for the quarter ended March 31, 2009 were $665,903 or 42.3% of sales as compared cost of sales for the quarter ended March 31, 2008 of $1,819,353, or 65.6% of sales. This resulted in a gross profit for this quarter of $906,498 or 57.7% as compared to gross profit for the same quarter in 2007 of $954,007 or 34.4%. The decrease in our consolidated revenues for this quarter was the result of decreasing reimbursement from our domestic customers and lack of wholesale revenue for the quarter. Specifically, Ambulatory revenue decreased $552,273 from $1,213,946 in 2008 to $661,672 for the same period in 2009.  This was due to utilizing “Mail Order” programs on some therapies, which resulted in lower revenues in 2009.  DME revenues decreased from $242,312 in 2008 to 107,397 for the quarter ended March 31, 2009 or a decrease of $134,914.  This was due to increased competition from the hospitals and a change in product mix offered to our patients.   The wholesale revenue has discontinued for the near term due to a lack of working capital necessary to be competitive in this business segment.

The decrease  in the costs of good sold for the quarter were due to reduced product requirements in wholesale and utilization of “Mail Order” drugs on some higher priced therapies from vendors whereby medicines are sent to MIT but billed directly to the payor. By not having to pay for product used in our clinic, our margins were stronger than the same period in 2008.

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

“Wholesale” primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.  Due to working capital constraints, opportunities in this product line are not available to MIT at this time.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients.

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31, 2009:
	Medical
	Infusion	Wholesale/	Ambulatory	DME	Eliminations	Combined
	and MIT		Care
2009
Revenue	$799,864	$0	$665,140	$107,397		$1,572,401

Interest expense	78,763	0	0	0		78,763
Depreciation & amortization	17,415	0	0	0		17,415
2008
Revenue	$694,509	$622,594	$1,213,946	$242,311		$2,773,360

Interest expense	9,269	0	0	0		9,269
Depreciation & amortization	7,417	0	0	0		7,417

Operating Expenses

Total operating expenses decreased $34,459 or 3.7% to $882,632 for the quarter ended March 31, 2009, from $917,092 for the same period in 2008. The decrease in operating expense is attributable to the decrease in personnel costs which were offset somewhat by higher interest expense. The major components of operating expense include:

•
Salaries and payroll related costs decreased from $454,719 to $427,230 for the first quarter of 2009 or a reduction of 6.05% over the quarter ended March 31, 2008. The decrease was due primarily to the reduction of personnel in the sales and marketing areas reducing travel and entertainment costs relating to International Sales that were curtailed in the third quarter of 2008.

•
Sales, general and administrative expenses decreased $86,466 or 19.4% to $359,223 for the quarter ended March 31, 2009 as compared to $445,690 for the same period in 2008. The decrease was due primarily to decreased spending in virtually all overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses. We anticipate these expenditures to remain flat over the next quarter and any increases that do occur will be based on new spending to support increase in sales from new opportunities in subsequent quarters. The reductions in operating expense did increase in Consulting Fees due to the outsourcing of our much of our billing function which increased these fees from $29,244 in 2008 to $72,485 in 2009. Legal and professional expenses for the quarter were $15,596; travel and entertainment was $5,435; outside and contract labor were $4,308; and license fees of $15,007. Additional expenses included office expense of $22,843; advertising of $8,103; rent expense of $34,440; insurance expense of $35,357; telephone expense of $11,040; and finance and miscellaneous interest charges of $16,417. Although MIT had no factoring expenses in 2009 compared to factoring fees of $38,777 in 2008, this reduction was offset by an increase in interest expense to $78,763 in 2009.

•
Depreciation and amortization increased $9,998 or 134.8% to $17,415 for the quarter ended March 31, 2009 as compared to $7,417 for the same period in 2008. The increase was mainly attributable to the amortization of non-compete agreements.

Operating Income

Operating income before taxes (including interest) decreased $13,056 or 35.3% to $23,856 for the quarter ended March 31, 2009 as compared to $36,912 for the same period in 2008. Operating income as a percentage of gross revenue was 1.5% for the current quarter as compared to 1.1% for the quarter ended March 31, 2008. This is primarily attributable to the improved margins in 2009 due to the reduction in wholesale and the increased activity in “mail order” referrals whereby the company administers medicines that are paid for directly by the insuring party.

Net income
As a result of the above factors, net income decreased by $7,522 for the three months ended March 31, 2009 as compared to the quarter ended March 31, 2008. Net Income was $23,856 for the three months ended March 31, 2009 as compared to a net income of $31,378 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash of $85,137 as compared to $51,404 at March 31, 2008. For the three months ended March 31, 2009, net cash used by operating activities aggregated $26,200 as compared to cash used by operations for the three months ended March 31, 2008 $36,258. As of December 31, 2008, we had cash of $111,337.

As of March 31, 2008, we were funded primarily through operations and our financing agreement with Northern Health Care. In 2008, the Company terminated the factoring agreement with Northern Healthcare that had been in existence since 2005.  The Company paid all monies due under the agreement with proceeds from a term loan with Globank Inc.  The note under the term loan began on August 1, 2008 in the amount of $500,000, and is an interest only loan for 2 years with interest payable monthly at the rate of 60% per annum.

Lack of an Accounts Receivable Financing agreement has decreased working capital, putting a strain on the liquidity needed for daily operations.   The collection of accounts receivable continues to be slower than management would prefer.    MIT is committed to pursue legitimate claims against the various payors that have contractual obligations to MIT.  This commitment should continue to be required through economic cycles that put a strain on all companies in the healthcare industry.  Our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  Unless we are able to improve our collections or increase our revenue, we will need to obtain another source of capital.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are not involved in any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.  Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2009, the Board of Directors authorized the issue of 850,000 shares of stock to Board Members and key employees at an average price of $ ..03per share.  This was recorded as an expense for the quarter for the market value of the stock at issue date and added to the equity accounts for the period then ended. The 100,000 shares issued to each of six members of the Board of Directors was for services rendered and 250,000 shares were issued to a former employee in connection with his severance.

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

MIT HOLDING, INC.

DATE: May 13, 2009	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer