Form 10-Q
period 2009-06-30
MIT Holding, Inc.
filed 2009-08-19
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, no par value per share, outstanding as of August 17, 2009 was 49,594,634.

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2009

INDEX

TABLE OF CONTENTS

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	F-4

Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (Unaudited)	F-7

Notes to Financial Statements	F-8 - F- 20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	F-4

Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 (Unaudited)	F-5

Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited)	F-6

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	F-7

Notes to Financial Statements	F-8 - F-20

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,339	$111,337
Accounts receivable, net of allowance for doubtful accounts of $1,105,385 and $998,149, respectively	1,752,923	2,293,779
Inventories	127,704	139,863
Employee advances	-	1,500
Prepaid expenses	146,210	161,460

Total current assets	2,068,176	2,707,939

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $117,373 and $102,541, respectively	6,039	20,871

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $73,329 and $53,331, respectively	126,671	146,669

Total other assets	126,671	146,669

TOTAL ASSETS	$2,200,886	$2,875,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	2,220,391	2,565,534
Current portion of debt	542,884	633287

Total current liabilities	2,763,275	3,198,821

LONG-TERM DEBT	545,064	620,064

TOTAL LIABILITIES	3,308,339	3,818,885

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,477.89 and 3477.89 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 49,594,634 and 48,744,634 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	50	48
Additional paid-in-capital	1,823,886	1,798,388
Retained Earnings (deficit)	(2,931,389)	(2,741,842)

Total stockholders’ equity (deficiency)	(1,107,453)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,200,886	$2,875,479

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008

UNAUDITED

	June 30, 2009	June 30, 2008
Revenue:

Sales and services rendered	$3,276,674	$5,379,592

Cost of medical supplies	1,349,035	3,303,474

Gross profit	1,927,639	2,076,118

Operating Expenses
Salaries and payroll cost	1,048,951	1,114,005
Selling, general and administrative	568,210	784,809
Bad debts	300,000	-
Depreciation and amortization	34,830	14,833

Total operating expenses	1,951,991	1,913,647

Income (loss) from operations	(24,352)	162,471

Other expenses-interest	165,195	89,539

Income (loss) before provision for income taxes	(189,547)	72,932

Provision for income taxes	-	24,797

Net income (loss)	(189,547)	48,135

Increase in cumulative dividends payable on Series A Preferred Stock	104,337	105,437

Net income (loss) attributable to common stockholders	$(293,884)	$(57,302)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	49,382,134	48,689,634

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 and 2008

UNAUDITED

	June 30, 2009		June 30, 2008
Revenue:

Sales and services rendered		$1,704,273	$2,606,232

Cost of medical supplies		683,132	1,484,121

Gross profit		1,021,141	1,122,111

Operating Expenses
Salaries and payroll cost		621,720	659,286
Selling, general and administrative		208,977	339,119
Bad debts		300,000	-
Depreciation and amortization		17,415	7,416

Total operating expenses		1,148,112	1,005,821

Income (loss) from operations		(126,971)	116,290

Other expenses-interest		86,432	80,270

Income (loss) before provision for income taxes		(213,403)	36,020

Provision for income taxes		-	19,263

Net income (loss)		(213,403)	16,757

Increase in cumulative dividends payable on Series A Preferred Stock		52,168	52,581

Net income (loss) attributable to common stockholders		$(265,571)	$(35,824)

Net income (loss) per common share
Basic and diluted	$	(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted		49,594,634	48,704,634

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

UNAUDITED

	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$(189,547)	$48,135
Adjustments for noncash and nonoperating items:
Depreciation and amortization	34,830	14,833
Issuance of common stock for services	25,500	-
Changes in operating assets and liabilities:
Receivables	540,856	(369,069)
Inventory	12,159	33,789
Prepaid expenses	15,250	(137,060)
Employee advances	1,500	-
Notes receivable	-	(29,706)
Accounts payable and accrued expenses	(345,143)	1,086,842
Litigation payable	-	(101,209)
Income taxes payable	-	30,331

Cash provided (used) by operating activities	95,405	576,886

INVESTING ACTIVITIES
Capital expenditures	-	(5,150)

Cash (used) by investing activities	-	(5,150)

FINANCING ACTIVITIES
Proceeds from notes	-	62,000
Payments on loans	(165,403)	(585,902)

Cash provided (used) by financing activities	(165,403)	(523,902)

NET INCREASE (DECREASE) IN CASH	(69,998)	47,834

CASH BALANCE BEGINNING OF PERIOD	111,337	51,404

CASH BALANCE END OF PERIOD	$41,339	$99,238

Supplemental Disclosures:
Interest	$165,195	$89,539
Taxes	$-	$24,797

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.	Basis of Presentation

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the six months and three months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of June 30, 2009 and December 31, 2008.

3.	Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company derives most of its revenue from contracts with third party payors such as insurance     companies and Medicare and Medicaid programs. Its billings are often settled lower by such payors.  An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 12,352 for the six months ended June 30, 2009 and $ 12,609 for the six months ended June 30, 2008.

8.	Stock – Based Compensation

The company measures compensation cost for share – based awards at fair value at the date of grant and recognizes compensation expense over the requisite service period.

9.	Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.	Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

In the six months ended June 30, 2009 and 2008, diluted weighted average number of common shares outstanding excludes 6,955,780 shares (2008: 7,035,780 shares) issuable on conversion of Series A Preferred Stock.

11.	Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

12.	Estimates

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $9,510,627 for the year 2008 and had receivables of $2,293,779 as of December 31, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – DEBT

The Company’s debt is as follows:	June 30, 2009	December 31, 2008

Globank, Inc., interest at 60% payable monthly, due in full on July 29, 2010, secured by guaranties of the Company’s chief executive officer and the Company’s three subsidiaries	$500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	196,701	261,084

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	16,183	27,203

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	225,064	300,064

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE C – DEBT (continued)

Note for legal fees, interest at 0%, past due	150,000	165,000

Total	1,087,948	1,253,351

Current portion of debt	542,884	633,287

Long – term debt	$545,064	$620,064

NOTE D – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of June 30, 2009, and December 31, 2008, there are 3477.89 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock will be entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $3,477,890 for the 3477.89 shares issued and outstanding as of June 30, 2009 and December 31, 2008.

As part of its private placement of the Units (including the Series A Preferred Stock) which closed May 31, 2007, the Company granted a financial advisor a five-year option to purchase up to 635 units (comprised of 635 shares of Series A Preferred Stock and warrants to purchase up to 1,270,000 shares of common stock at an exercise price of $0.75 per share to August 13, 2012) at a price of $1,000 per Unit

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE D – PREFERRED STOCK (continued).

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared the Company may pay in cash or common stock.   The cumulative undeclared and unpaid dividends at June 30, 2009 are $437,861.

NOTE E – ISSUANCE OF COMMON STOCK

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total.  The Company included the $25,500 estimated fair value of the shares in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2009 and increased common stock and additional paid-in capital by the same amount.

NOTE F – COMMON STOCK PURCHASE WARRANTS

Common stock purchase warrants outstanding at June 30, 2009 and December 31, 2008 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,468,780	$0.95	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012
Total:	8,718,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE G – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six Months ended June 30,
	2009	2008

Expected income tax expense (benefit) at 34%	$(64,446)	$24,797

Change in Valuation Allowance	64,446	-

Provision for income taxes	$-	$24,797

The components of net deferred income tax assets are as follows:

	June 30, 2009	December 31,2008

Allowance for doubtful accounts	$375,831	$339,371
Net operating loss carryforward	620,841	592,855
Total	996,672	932,226
Less valuation allowance	(996,672)	(932,226)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to approximately $996,672 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $2,931,388 as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The company will continue to review this valuation allowance and make adjustments as appropriate.  The $1,826,004 net operating loss carryforward expires in year 2028.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE H – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale -“Wholesale”
•	Durable Medical Equipment - “DME”
•	MIT Ambulatory Care Center -“Ambulatory Care”

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

The following tables show the summarized financial information of the Company’s reportable segments at June 30, 2009 and 2008 and for the six months then ended:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined

2009
Revenue	$1,428,346	$0	$1,624,457	$223,871	$3,276,674
Income (loss) before taxes	67,199	(116,470)	98,447	(238,723)	(189,547)
Interest expense	165,195	0	0	0	165,195
Depreciation & amortization	34,830	0	0	0	34,830
Assets	470,259	839,303	495,210	396,114	2,200,886
2008
Revenue	$1,705,818	$739,568	$2,451,005	$483,201	$5,379,592
Income before taxes	63,868	(183,855)	77,297	115,622	72,932
Interest expense	89,539	0	0	0	89,539
Depreciation & amortization	14,833	0	0	0	14,833
Assets	2,970,367	2,748,494	1,168,615	807,792	7,695,268

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its chief operating officer a salary of approximately  $117,000 per year through May, 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of ( i ) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and ( ii ) the proceeds, if any, received by her from the sale of any of the 312,500 shares.  As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.

Pursuant to an Employment Agreement with the  Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its pharmacist in charge a salary of approximately  $40,000 per year through May, 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of ( i ) the market value of the remainder of the 250,000 unsold shares issued to him on June 7, 2007 and ( ii ) the proceeds, if any, received by him from the sale of any of the 250,000 shares.  As part of the agreement, the pharmacist in charge has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.

Lease Agreements

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expired January 1, 2009.  It is now on a month to month lease basis. The rent is $4,120 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months. It is now on a month to month lease basis. The monthly rent on Suite 202 is $1,360, and the monthly rent on Suite 204 is $1,123. This lease was amended on September 6, 2008 to include Suite 206 at a monthly rent of $1,158 per month ending on November 30, 2009.  This lease is personally guaranteed by William C. Parker.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE I -COMMITMENTS AND CONTINGENCIES (continued)

Stock-Based Compensation Plan:

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive Plan (which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006 Stock Incentive Plan were exchanged for awards under the Plan effective upon the Company’s May 2, 2007 merger with Medical Infusion Group, Inc.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE J – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area.  Although all of the Company’s revenues in 2009 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing Provector BTi , to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them. The Company is seeking a grant to fund the production and distribution of the product. However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide sales of this malaria fighting product. Initial sales should be realized within the next two quarters.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended June 30, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.   Beginning in the fourth quarter of 2008, the Company began using “mail order drugs” for some expensive drugs to reduce the need for cash in providing certain therapies.  In this plan, drugs are shipped to MIT prepaid by the respective insurance companies.  The company recognizes revenue for the efforts of pharmacy personnel in formulation and for nurses in the administration of the drugs to our patients as well as supplies used and no revenue or costs associated with the drugs is recorded. This has caused a reduction in revenue and cost of sales and creating an increase in margins.

Advertising Cost

Advertising costs are expensed as incurred.

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

Recent Accounting Pronouncements

The impact on the Company’s financial position and results of operations from accounting pronouncements which went effective and were adopted by the Company in the periods presented was not material.  The future impact of accounting pronouncements issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company are not expected to be material.

Results of Operations

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008.

Revenues

Consolidated revenues for the six months ended June 30, 2009 were $3,276,674, as compared $5,379,592 for the six months ended June 30, 2008, representing a decrease of $2,102,918 or 39.1%. Consolidated cost of sales for the  six months ended June 30, 2009  were $1,349,035 or 41.2% of sales as compared to cost of sales for the previous period ended June 30, 2008 of $3,303,338 or 61.4% of sales. This resulted in a gross profit for the period of $1,927,639 or 58.8% as compared to gross profit for the same period in 2008 of 2,076,118 or 38.6%

Consolidated revenues for the three months ended June 30, 2009 were $1,704,273, as compared $2,606,232 for the three months ended June 30, 2008, representing a decrease of $901,959 or 34.6% Consolidated cost of sales for the three months ended June 30, 2009 were $683,132 or 40.1% of sales as compared to cost of sales for the previous period ended June 30, 2008 of $1,484,121 or 56.9% of sales. This resulted in a gross profit for the three month period of $1,021,141 or 59.9% as compared to gross profit for the same period in 2008 of $1,122,111 or 43.1%.

The decrease in our consolidated revenues for the period were the result of reduced sales for wholesale and an increase in the use of mail order drugs which led to a lower sales volume with a corresponding decrease in cost of sales. The remaining decrease in the costs of good sold for the period was due to reduced sales in Wholesale Division.  The company does not anticipate any significant activity in Wholesale in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it will reenter the wholesale distribution business if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

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

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

The following tables show the operations of the Company’s reportable segments:

For the Six Months ended June 30,

	Medical Infusion and MIT	Wholesale / International	Ambulatory Care	DME	Eliminations	Combined
2009
Revenue	$1,428,346	$0	$1,624,457	$223,871		$3,276,674
Income (loss) before taxes	67,199	(116,470)	98,447	(238,723)		(189,547)
Interest expense	165,195	0	0	0		$165,195
Depreciation & amortization	34,830	0	0	0		$34,830
Assets	470,259	839,303	495,210	396,114		2,200,886
2008
Revenue	$1,705,818	$739,568	$2,451,005	$483,201		$5,379,592
Income (loss) before taxes	63,868	(183,855)	$77,297	$115,622		$72, 932
Interest expense	89,539	0	0	0		89,539
Depreciation & amortization	14,833	0	0	0		14,833
Assets	2,970,367	2,748,494	1,168,615	807,792		7,695,268

Operating Expenses

Total operating expenses increased $38,344 or 2% to $1,951,991, for the 6 months ended June 30, 2009 from $1,913,647 for the same period in 2008 and income (loss) before taxes decreased 359.9% or $262,479 to ($189,547) from $72,932. The increase in operating expense is attributable to the increase in bad debt expense and Consulting fees and offset by decrease in personnel costs, legal fees and factoring costs.

•
 Salaries and payroll related costs decreased from $1,114,005 to $1,048,951 for the six months ended June 30, 2009 or a reduction of 5.8 % over the period ended June 30,2008 and decreased from $659,286 to $621,720 for the three months ended June 30, 2009, or a reduction of 5.7% over the three months ended  June 30, 2008 . The decrease was due primarily to the reduction of personnel in the sales and marketing areas and personnel support expenses for reductions in international and wholesale markets.

•
Selling, general and administrative expenses decreased by $216,599, or 27.6 % from $784,809, for the 6 months ended June 30, 2008 as compared to $568,210  for the same period in 2009. The decrease was due primarily to the reduction in legal and accounting expenses and decreases in travel costs. Consulting fees for the period increased in 2009 for fees relating to the company billing system and for special projects such as Provector.  Legal and professional expenses for the period were $20,563; travel and entertainment was $14,979; consulting fees and contract labor of $263,128; license fees of $32,582; office expense of $38,967; Advertising of $12,352; insurance expense of $65,702; telephone of $20,665 and utility expense of $15,925. We anticipate seeing these expenditures increasing as the Provector Project begins in subsequent periods.  Interest expense increased 84.5% from $89,539 to $165,195 due to the higher interest rate on the loan from Globank, Inc. as shown in Note C to the financial statements. Bad debt expense of $300,000 was recorded due to continued deterioration in the economic climate.

•
 For the three months ended June 30, 2009, selling, general and administrative expenses were $208,977 as compared to $339,119 in 2008, a decrease of $130,142 or 38.4% that is attributable to reduced legal fees, payroll costs and fees related to accounts receivable factor, offset by increased consulting fees for Provector and consultants used for the Company billing system.  For the three months ended June 30, 2009, we had the following expenses: Consulting fees and outside labor of $100,413, license fees of $17,575, office expense of $16,123, advertising of $4,320, insurance expense of $30,344, telephone expense of $9,625 and utility expense of $7,571.  Interest expense for the period increased 7.7% from $80,270 to $86,432 due to increased interest rates offset by lower borrowings.

•
 Depreciation and amortization increased $19,997 or 134.8% to $34,830 for the six months ended June 30, 2009 as compared to $14,833 for the same period in 2008 and increased $9,999 or 134.8% to $17,415 for the three months ended June 30, 2009 as compared to $7,416 for the same period in 2008. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income (loss)

Pretax income (loss) decreased $262,479 or 359.9% to ($189,547) for the six months ended June 30, 2009 from $72,932 for the same period ended June 30, 2008 and decreased $249,423, or 692.5%, to ($213,403) from $36,020 for the three months ended June 30, 2008.  This is primarily attributable to the increased bad debt expense for the current period offset by reductions in other operating expense.

Net income (loss)

 Net income (loss) was ($189,547) or -5.8% as a percentage of revenue for the current six month period as compared to $48,135 or 0.9% of revenues for the same period last year.  For the quarter ended June 30, 2009, net income (loss) was ($213,403) or -12.5% as compared to $16,757 or 0.6%.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $41,339, as compared to $111,337 at December 31, 2008. For the six months ended June 30, 2008, net cash provide by operating activities aggregated $95,405 as compared to cash provided by operating activities for the six months ended June 30, 2008 of $576,886. As of June 30, 2009, we were funded primarily through operations.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.  The proceeds of the loan were used to repay Northern Healthcare in full and provide working capital.  The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, and to pay certain suppliers.   Despite the high interest rate, the Company believes that the financing will improve the Company’s liquidity because the Company was able to terminate its relationship with Northern Health Care and thereby retain the proceeds of all receivables.

At December 31, 2008, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and the inability to prepay the loan to Globank may adversely our ability to secure additional financing. The collection of accounts receivable continues to be slower than management would prefer.   Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The development of ProvectorTM has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in 2009 should adequate financing be obtained. The Company is actively promoting the viability of the ProvectorTM.to entities that could provide working capital and provide means to distribute the ProvectorTM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation
We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2009, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: August 18, 2009	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer