Form 10-Q
period 2009-09-30
MIT Holding, Inc.
filed 2009-11-19
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of August 17, 2009 was 49,594,634.

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2009

INDEX

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-6

Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	F-8

Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (Unaudited)	F-9

Notes to Financial Statements	F-10 - F-22

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-6

Consolidated Statements of Operations for the six months ended September 30, 2009 and 2008 (Unaudited)

Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	F-8

Consolidated Statements of Cash Flows for the six months ended September 30, 2009 and 2008 (Unaudited)	F-9

Notes to Financial Statements	F-10 - F-22

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-6

Consolidated Statements of Operations for the Nine months ended September 30, 2009 and 2008 (Unaudited)	F-7

Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	F-8

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	F-9

Notes to Financial Statements	F-10 - F-22

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$143,397	$111,337
Accounts receivable, net of allowance for doubtful accounts of $1,589,281 and $998,149 respectively	907,479	2,293,779
Inventories	165,590	139,863
Employee advances	2,765	1,500
Prepaid expenses	176,210	161,460

Total current assets	1,395,441	2,707,939

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $120,373 and $102,541, respectively	9,039	20,871

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $85,629 and $53,331, respectively	114,371	146,669

Total other assets	114,371	146,669

TOTAL ASSETS	$1,518,851	$2,875,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,270,157	$2,565,534
Current portion of debt	961,503	633,287

Total current liabilities	3,231,660	3,198,821

LONG-TERM DEBT	51,888	620,064

TOTAL LIABILITIES	3,283,548	3,818,885

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 3,477.89 and 3477.89 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 49,594,634 and 48,744,634 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	50	48
Additional paid-in-capital	1,823,886	1,798,388
Retained Earnings (deficit)	(3,588,633)	(2,741,842)

Total stockholders’ equity (deficiency)	(1,764,697)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,518,851	$2,875,479

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

UNAUDITED

	September 30, 2009	September 30, 2008
Revenue:

Sales and services rendered	$4,889,775	$7,459,939

Cost of medical supplies	1,872,265	4,076,182

Gross profit	3,017,510	3,383,757

Operating Expenses
Salaries and payroll cost	1,382,079	1,605,904
Selling, general and administrative	1,094,910	1,314,930
Provision for doubtful accounts	1,086,993	-
Depreciation and amortization	50,130	75,582

Total operating expenses	3,614,112	2,996,416

Income (loss) from operations	(596,602)	387,471

Other expenses-interest	250,188	185,402

Income (loss) before provision for income taxes	(846,791)	201,939

Provision for income taxes	-	68,659

Net income (loss)	(846,791)	133,280

Increase in cumulative dividends payable on Series A Preferred Stock	156,505	-

Net income (loss) attributable to common stockholders	$(1,003,296)	$133,280

Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	49,452,967	48,687,134

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

UNAUDITED

	September 30, 2009	September 30, 2008
Revenue:

Sales and services rendered	$1,613,101	$2,080,347

Cost of medical supplies	628,960	772,708

Gross profit	984,141	1,307,639

Operating Expenses
Salaries and payroll cost	264,339	283,008
Selling, general and administrative	489,760	739,012
Provision for doubtful accounts	786,993	-
Depreciation and amortization	15,300	60,749

Total operating expenses	1,556,392	1,082,769

Income (loss) from operations	(572,251)	224,870

Other expenses-interest	84,993	95,863

Income (loss) before provision for income taxes	(657,244)	129,007

Provision for income taxes	-	43,862

Net income (loss)	(657,244)	85,145

Increase in cumulative dividends payable on Series A Preferred Stock	52,168	-

Net income (loss) attributable to common stockholders	$(709,412)	$85,145

Net income (loss) per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	49,594,634	48,732,134

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

UNAUDITED

	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$(846,791)	$133,280
Adjustments for noncash items:
Depreciation and amortization	50,130	75,582
Issuance of common stock for services	25,500	-
Provision for doubtful accounts	1,086,993	-
Changes in operating assets and liabilities:
Receivables	299,307	(267,271)
Inventories	(25,727)	88,187
Prepaid expenses	(14,750)	(151,460)
Employee advances	(1,265)	-
Notes receivable	-	52,255
Accounts payable and accrued expenses	(295,377)	353,512
Litigation payable	-	(101,209)
Notes payable	-	(47,524)
Income taxes payable	-	74,193

Cash provided (used) by operating activities	278,020	216,545

INVESTING ACTIVITIES
Capital expenditures	(6,000)	(14,220)

Cash (used) by investing activities	(6,000)	(14,220)

FINANCING ACTIVITIES
Proceeds from notes	-	845,064
Payments on loans	(239,960)	(999,161)

Cash provided (used) by financing activities	(239,960)	(154,097)

NET INCREASE (DECREASE) IN CASH	32,060	48,228

CASH BALANCE BEGINNING OF PERIOD	111,337	51,404

CASH BALANCE END OF PERIOD	$143,397	$99,632

Supplemental Disclosures:
Interest	$250,188	$185,402
Taxes	$-	$68,659

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

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

September 30, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.           Basis of Presentation

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the nine months and three months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.     Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of September 30, 2009 and December 31, 2008.

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

September 30, 2009

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

September 30, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.     Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 18,847 for the nine months ended September 30, 2009 and $ 19,497 for the nine months ended September 30, 2008.

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

September 30, 2009

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

In the nine months ended September 30, 2009 and 2008, diluted weighted average number of common shares outstanding exclude 6,955,780 shares (2008: 7,035,780 shares) issuable on conversion of Series A Preferred Stock.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 9,510,627 for the year 2008 and had receivables of $ 2,293,779 as of December 31, 2008, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C – DEBT

The Company’s debt is as follows:	September 30,	December 31,
	2009	2008
Globank, Inc., interest at 60% payable monthly, due in full on July 29, 2010, secured by guaranties of the Company’s chief executive officer and the Company’s three subsidiaries	$500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	171,888	261,084

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	11,439	27,203

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	187,564	300,064

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE C – DEBT (continued)

Note for legal fees, interest at 0%, past due	142,500	165,000

Total	1,013,391	1,253,351

Current portion of debt	961,503	633,287

Long – term debt	$51,888	$620,064

NOTE D – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of September 30, 2009,and December 31, 2008, there are 3477.89 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock will be entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $3,477,890 for the 3477.89 shares issued and outstanding as of September 30, 2009 and December 31, 2008.

As part of its private placement of the Units (including the Series A Preferred Stock) which closed May 31, 2007, the Company granted a financial advisor a five-year option to purchase up to 635 units (comprised of 635 shares of Series A Preferred Stock and warrants to purchase up to 1,270,000 shares of common stock at an exercise price of $0.75 per share to August 13, 2012) at a price of $1,000 per Unit.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE D – PREFERRED STOCK (continued)

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared the Company may pay in cash or common stock.   The cumulative undeclared and unpaid dividends at September 30, 2009 are $490,029.

NOTE E – ISSUANCE OF COMMON STOCK

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total.  The Company included the $25,500 estimated fair value of the shares in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended
September 30, 2009 and increased common stock and additional paid-in capital by the same amount.

NOTE F – COMMON STOCK PURCHASE WARRANTS

Common stock purchase warrants outstanding at September 30, 2009 and December 31, 2008 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,468,780	$0.95	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012
Total:	8,718,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE G – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine Months ended September 30,
	2009	2008

Expected income tax expense (benefit) at 34%	$(287,909)	$68,659

Change in Valuation Allowance	287,909	-

Provision for income taxes	$-	$68,659

The components of net deferred income tax assets are as follows:

	September 30, 2009	December 31,2008

Allowance for doubtful accounts	$540,356	$339,371
Net operating loss carryforward	679,779	592,855
Total	1,220,135	932,226
Less valuation allowance	(1,220,135)	(932,226)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,220,135 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,588,633 as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009.  The company will continue to review this valuation allowance and make adjustments as appropriate.  The $1,999,352 net operating loss carryforward expires $1,743,693 in year 2028 and $255,659 in year 2029.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE H – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale -“Wholesale”
•	Durable Medical Equipment - “DME”
•	MIT Ambulatory Care Center -“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“Wholesale” primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at September 30, 2009 and 2008 and for the nine months then ended:

	Medical Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined

2009
Revenue	$1,927,108	$0	$2,627,207	$335,460	$4,889,775
Income (loss) before taxes	(522,469)	(424,161)	244,521	(144,682)	(846,791)
Interest expense	250,188	0	0	0	250,188
Depreciation and amortization	50,130	0	0	0	50,130
Assets	(41,810)	505,778	655,100	399,783	1,518,851
2008
Revenue	$2,724,388	$661,509	$3,325,388	$748,654	$7,459,939
Income (loss) before taxes	226,543	(183,369)	27,865	130,900	201,939
Interest expense	185,402	0	0	0	185,402
Depreciation and amortization	75,582	0	0	0	75,582
Assets	1,346,717	4,262,273	1,052,042	752,194	7,413,226

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of
$250,000 per year.

Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its chief operating officer a salary of approximately  $117,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of ( i ) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and ( ii) the proceeds, if any, received by her from the sale of any of the 312,500 shares.  As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.

Pursuant to an Employment Agreement with the  Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its pharmacist in charge a salary of approximately  $40,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of ( i ) the market value of the remainder of the 250,000 unsold shares issued to him on June 7, 2007 and ( ii) the proceeds, if any, received by him from the sale of any of the 250,000 shares.  As part of the agreement, the pharmacist in charge has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.

Lease Agreements

The following are the key terms of MIT’s lease agreements:

•
      The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expired January 1, 2009.  It is now on a month to month lease basis. The rent is $3,800 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months.  They are now on a month to month lease basis. The monthly rent on Suite 202 is $1,360, and the monthly rent on Suite 204 is $1,123. This lease was amended on September 6, 2008 to include Suite 206 at a monthly rent of $1,158 per month ending on November 30, 2009.  This lease is personally guaranteed by William C. Parker.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

NOTE J – SUBSEQUENT EVENTS

On October 25, 2009, the Company issued a total of 2,139,937 shares of common stock (1,052,632 to 4 outside directors, 822,222 to the Company’s law firm, a total of 190,000 to officers and key employees, and 75,083 to a consultant) in consideration of services rendered.  The $128,936 estimated fair value of these shares will be charged to operations in the three months ended December 31, 2009.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area.  Although all of the Company’s revenues in 2009 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing marketing plans for a newly licensed product Provector Bt , to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them.  The license, granted by MedEnvVet Laboratories Inc. (Mevlabs) of Statesboro, GA, grants MIT Holding, Inc. the exclusive right to distribute the product on a worldwide basis.  The Company is seeking financing to fund the production and distribution of the product.  However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide distribution of this mosquito fighting product. Initial sales should be realized within the next two quarters.

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

Our significant accounting policies are summarized in Note A to our financial statements for the nine months ended September 30, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008.

Revenues

Consolidated revenues for the nine months ended September 30, 2009 were $4,889,775, as compared to $7,459,939 for the nine months ended September 30, 2008, representing a decrease of $2,570,164 or 34.4%. Consolidated cost of sales for the  nine months ended September 30, 2009 were $1,872,265 or 38.3% of sales as compared to cost of sales for the previous period ended September 30, 2008 of $4,076,182 or 54.6% of sales. This resulted in a gross profit for the period of $3,017,510 or 61.7% as compared to gross profit for the same period in 2008 of $3,383,757 or 45.4%.

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

Consolidated revenues for the three months ended September 30, 2009 were $1,613,101, as compared to $2,080,347 for the three months ended September 30, 2008, representing a decrease of $467,246 or 22.5%. Consolidated cost of sales for the three months ended September 30, 2009 were $628,690 or 39.0% of sales as compared to cost of sales for the previous period ended September 30, 2008 of $772,708 or 37.1% of sales. This resulted in a gross profit for the three month period of $984,141 or 61.0% as compared to gross profit for the same period in 2008 of $1,307,639 or 62.9%.

The decrease in our consolidated revenues for the period was the result of reduced sales based on utilization of mail order drugs, where drugs are provided for specific therapies on a prepaid basis for use in the clinic.  The use of drugs on a prepaid basis led to a lower sales volume with a corresponding decrease in cost of sales. The Company does not anticipate any significant activity in its sale of pharmaceutical products through wholesale distribution in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it may reenter the wholesale distribution  market if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT Wholesale-“Wholesale”
•	Medical Infusion Tech,DME-“DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home or at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“Wholesale” primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

The following tables show the operations of the Company’s reportable segments:

For the Nine Months ended September 30,

2009	Medical Infusion and MIT	Wholesale / International	Ambulatory Care	DME	Combined
Revenue	$1,927,108		$2,627,207	$335,460	$4,889,775

Income (loss) before taxes	(522,469)	(424,161)	244,521	(144,682)	(846,791)
Interest expense	250,188	0	0	0	250,188
Depreciation & amortization	50,130	0	0	0	50,130
Assets	(41,810)	505,778	655,100	399,783	1,518,851
2008
Revenue	$2,724,388	$661,509	$3,325,388	$748,654	$7,459,939
Income before taxes	226,543	(183,369)	27,865	130,900	201,939
Interest expense	185,402	0	0	0	185,402
Depreciation & amortization	75,582	0	0	0	75,582
Assets	1,346,717	4,262,273	1,052,042	752,194	7,413,226

Operating Expenses

Total operating expenses increased $617,696 or 20.6% to $3,614,112 for the nine months ended September 30, 2009 from $2,996,416 for the same period in 2008 and income (loss) before taxes decreased 519.1% or $1,048,730 to $(846,791) from $201,939. The decrease in operating expense is attributable to the decrease in labor and benefit costs due to head count reductions, decrease in factoring costs and decrease in legal fees offset by increases in bad debt expense and consulting fees.

•
Salaries and payroll related costs decreased from $1,605,904 to $1,382,079 for the nine months ended September 30, 2009 or a reduction of 13.9 % over the period ended September 30,2008 and decreased from $283,008, to $264,339 for the three months ended September 30, 2009, or a reduction of 7.6% over the three months ended  September 30, 2008. The decrease was due primarily to the reduction of personnel in the sales and marketing areas and personnel support expenses for reductions in international and wholesale markets.

•
Selling, general and administrative expenses decreased by $220,020 or 16.7 % from $1,314,930, for the nine months ended September 30, 2009 as compared to $1,094,910 for the same period in 2009. The decrease was due primarily to the reduction in legal and accounting expenses and decreases in travel costs and international marketing costs offset by increases in bad debt expense and consulting costs.  Consulting fees for the period increased in 2009 for fees relating to the company billing system and for special projects such as Provector. Consulting fees and contract labor of $373,729; insurance expense of $101,498; legal and professional expenses of $72,078; office expense of $51,765; license fees of $32,594; telephone expense of $30,036 and utility expense of $24,759; travel and entertainment was $18,522;  and advertising of $18,848 We anticipate seeing these expenditures increasing as the Provector Project begins in subsequent periods.  Interest expense increased 34.9% from $165,401 to $250,188 due to the higher interest rate on the loan from Globank, Inc. as shown in Note C to the financial statements. Bad debt expense of $1,086,993 was recorded due to continued deterioration in the economic climate.

•
For the three months ended September 30, 2009, selling, general and administrative expenses were $489,760 as compared to $739,012 in 2008, a decrease of $249,252 or 33.7% that is attributable to reduced legal fees, contracted labor costs and fees related to accounts receivable factor, offset by increased consulting fees for projects relating to Provector.  For the three months ended September 30, 2009, we had the following expenses: consulting fees and outside labor of $110,600; legal and professional fees of $51,514; insurance expense of $35,796; office expense of $12,798; telephone expense of $9,370; utility expense of $8,834; and advertising expense of $6,495.  Interest expense for the period decreased 11.3% from $95,862 to $84,992 due to lower borrowing base offset by increased interest rates. Bad debt expense of $786,993 was recorded due to the continued deterioration in the economic climate.

•
Depreciation and amortization decreased $45,449 or 74.8% to $15,300 for the three months ended September 30, 2009 as compared to $60,749 for the same period in 2008 and decreased $25,452 or 33.7% to $50,130 for the nine months ended September 30, 2009 as compared to $75,582 for the same period in 2008. The increase was mainly attributable to the amortization of non compete agreement and depreciation of assets acquired.

Operating Income (loss)

Pretax income (loss) decreased $1,048,730 or 519.3% to ($846,791) for the nine months ended September 30, 2009 from $201,939 for the same period ended September 30, 2008 and decreased $786,251 or 609.4%, to $(657,244) from 129,007 for the three months ended September 30, 2008.  This is primarily attributable to the increased bad debt expense for the current period offset by reductions in other operating expense.

Net income (loss)

 Net income (loss) was ($846,791) or (17.3%) as a percentage of revenue for the current nine month period as compared to $133,280 or 1.8% of revenues for the same period last year.  For the three months ended September 30, 2009, net income was $(657,244) or (40.7%) as compared to $85,145 or 4.1% for the same at September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $143,397, as compared to $111,337 at December 31, 2008. For the nine months ended September 30, 2009, net cash provided by operating activities aggregated $278,020 as compared to cash provided by operating activities for the nine months ended September 30, 2008 of $216,545. As of September 30, 2009, we were funded primarily through operations.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.  The proceeds of the loan were used to repay a factor, Northern Healthcare, in full and provide working capital.  The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, and to pay certain suppliers.   Despite the high interest rate, the Company believes that the financing has improved the Company’s liquidity because the Company was able to terminate its relationship with Northern Health Care and thereby retain the proceeds of all receivables.

At December 31, 2008, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and the inability to prepay the loan to Globank may adversely our ability to secure additional financing. The collection of accounts receivable continues to be slower than management would prefer.  Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The licensing of Provector TM   has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in 2010 should adequate financing be obtained. The Company is actively promoting the viability of the Provector TM to entities that could provide working capital and provide means to distribute the Provector TM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation
We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2009, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

	By:	/s/ William C. Parker
DATE: November 19, 2009		William C. Parker, Chief Executive Officer