Form 10-K
period 2009-12-31
MIT Holding, Inc.
filed 2010-04-15
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405  of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☐ Smaller Reporting Company ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 14, 2010, the registrant had 51,734,571 shares of common stock issued and outstanding.

At June 30, 2009, the aggregate market value of the voting stock held by non-affiliates was $ 3,821,192   based upon 25,474,615 shares held by non-affiliates, and the average of the bid price and the asked price of $.15, per share.

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

ii

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

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, until May 2, 2007, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. On May 2, 2007, we then acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock (the "Merger").  In addition, 4,758,464 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,784 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007.   Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

In May 2007 we changed our ticker symbol on the OTC Bulletin Board to MITD.OB.

MIT Business and Operations

Overview

Through its three subsidiaries, MIT distributes wholesale pharmaceuticals, prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. These services are carried out through a full service compounding pharmacy in Savannah, Georgia.

Strategy

MIT’s strategy is to continue marketing efforts in the Savannah and surrounding areas for its core clinical business in Infusion Technology, Ambulatory Care and Durable Medical Equipment (DME).  2009 saw a decline in revenues for all divisions of the company due to contraction of the economy which led to decreases in referrals and therapies administered.  The demand for these services is created through local physicians, hospitals and insurance companies and should continue to provide an array of therapies for our pharmacy based clinic in Savannah. The Company is no longer devoting substantial resources to wholesale activity, but this focus may change if market conditions and the Company’s financial condition improve.

MIT in 2009 continued to expend substantial effort to evaluate and confirm the efficacy of ProVectorBt, a proprietary biopesticide product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars. This product potentially reduces the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus by killing adult mosquitoes and reducing mosquito population. MIT intends to market ProVector™ through international distribution channels to developing nations.

In order for MIT to expand into international markets and other domestic areas, MIT believes that it will need additional financing. There can be no assurance that MIT will expand into international markets or that it can obtain additional financing on favorable terms, if at all.

Strategic Relationship with Georgia Southern University and Dr. Thomas Kollars, Jr.

In October 2007, MIT signed a sponsored program agreement with Georgia Southern University Research & Service Foundation, Inc.  (“GSURSF”), a research division of Georgia Southern University, to research and develop products to stop the spread of infectious diseases. Pursuant to the agreement, MIT and Georgia Southern funded research at the university. Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”), GSURSF’s Chief Scientific Advisor and Director of the Biodefense and Infectious Disease Laboratory and Associate Professor of Epidemiology in the Jiann-Ping Hsu College of Public Health, Georgia Southern University, will oversee the project. Although the agreement with Georgia Southern terminated in August 2008, MIT has continued working with Dr. Kollars and his team of experts to develop the ProVectorBt, and obtain certification as to the efficacy of ProVectorBt.  This certification was completed by GSURSF on November 27, 2008.  .  Dr. Kollars has developed prototypes of the ProVector Bt flower that are being tested as we develop a commercial bio-pesticide product.  The initial product, ProVectorTM Bt, will be only be available internationally as necessary EPA approval for US use is in the early stage of development and may take up to six months or more to achieve. The company has registered with the EPA and received its registration number. The paperwork for an EPA establishment number which will allow us to immediately market the product for sale overseas has been applied for received. MIT is in discussion with potential distributor candidates but formal agreements are not in place at this time. It is essential for us to develop agreements with distributors overseas who already have established relationships with the governments where the product is to be sold. MIT does not have the personnel, the funds or time frame to set up its own distribution network to provide ProVector to the world market.

In 2007, MIT also entered into a license agreement with MedEnvVet Laboratories (Mevlabs), an affiliate of Dr. Kollars and the holder of the intellectual property rights to the ProVectorBt.  Pursuant to the license agreement, MIT acquired exclusive worldwide rights to sub-license, manufacture and sell the ProVectorBt.  MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time.

Wholesale Distribution

MIT is no longer pursuing the domestic wholesale distribution line of business.

Our Suppliers

MIT purchases the majority of its products for domestic sales from six major distributors and several minor distributors. In 2009 the three major distributors supplied approximately 90% of the Company’s purchasing needs with the other 10% from the other distributors.  The Company does not have long-term contracts or arrangements with any of these distributors.  The loss of certain of these distributors could have a material adverse effect on our operations, although most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of MIT’s patients. However, some pharmaceuticals are only available through the manufacturer and may be subject to limits on distribution. In such cases, MIT needs to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet its patients’ needs. We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products

In 2008, MIT began utilizing a procurement process commonly called “mail order” supply.   This process provides drugs used in various therapies directly to the patient and MIT’s involvement is to administer the drugs so supplied to the patient.  This results in a reduction in revenue to the company with a corresponding reduction in cost of sales.

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

Patients are generally referred to infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at an ambulatory infusion center. We believe that several factors will contribute to growth in non-hospital based infusion therapy, including:

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

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2008 and December 31, 2009 respectively, approximately 25.4% and 11.6% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 15.3% and 11.8% of our total accounts receivable, respectively, as of December 31, 2008 and December 31, 2009.

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

Employees

    As of December 31, 2009, MIT employed 34 persons on a full-time basis of which 8 were involved in administration, 23 in medical services, and 3 for durable medical equipment.  None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $6,400,042 in 200 and had receivables of $1,898,794 as of December 31, 2009, our inability to achieve sufficient increases  in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.  Revenues declined in 2009 to $6,400,042 from $9,510,626 in 2008. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 and used the proceeds to pay off our obligation to Northern.  The term loan from Globank, Inc. matures on July 31, 2010.

We rely on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2009 over 11% of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

Our business strategy is to develop the sales of ProVector™ in the international market. Our ability to implement its plans will depend primarily on the ability to attract distributors in targeted markets where malaria, dengue fever or West Nile disease are present.  Development of a distribution network throughout the world will determine our sales and growth rate for Provector in 2010. MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time.  There can be no assurance at this time as to when the distribution network will be in place to generate sales for ProVector™

MIT has no history with manufacture and distribution of Provector™.

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

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased from $7.8 million in 2004 to $16.1 million in 2005, then declined to $13.0 million in 2006.  Revenues in 2007 declined to 12.6 million and in 2008, sales declined by $3.17 million to $9.5 million.  In 2009, Revenue fell $3.1 million to $6.4 million. This was a result of our discontinuing  competition in the wholesale market due to decreasing demand for wholesale products and diminishing margins and insufficient capital resources to aggressively compete in this market

Our accounts receivable are subject to an agreement with Northern Healthcare Capital, LLC.

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 and used the proceeds to pay off our obligation to Northern.  The term loan from Globank, Inc. matures on July 31, 2010.

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

We are highly dependent on reimbursement from a managed care organizations and other non-governmental third party payors.  For the fiscal years ended December 31, 2009 and December 31, 2008, approximately 88.4% and 97.3% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing.  From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability.  In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately 24.8% and 15.8% of MIT’s revenues for the years ended December 31, 2009 and December 31, 2008, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business.  There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

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

At present, our officers, directors and principal shareholders own approximately 57% of the issued and outstanding shares, including 6,000,000 shares over which Mr. Parker, our Chief Executive Officer, had the right to vote until May 2009 and therefore have the ability to elect all of the members of the Board of Directors of the company.  Mr. Parker, alone has the right to vote a majority of the outstanding shares of common stock. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

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

The officers, directors and significant shareholders of the company (who currently comprise approximately 57% of our issued and outstanding stock) are subject to the provisions of various insider trading and rule 144 regulations. Also, officers and key employees are subject to restrictions on selling their shares of common stock without the consent of Meyers Associates L.P. our financial advisor in the recent private placements, until May 2, 2009 with respect to 24,270,760 shares of common stock.  However, selling stockholders from the 2007 Private Placement intend to sell in the public market up to 21,805,499 shares of common stock which were registered for resale pursuant to a registration statement that became effective August 13, 2007. This amount compared to the total number of shares of common stock issued and outstanding could cause our stock price to decline.   Additionally, shares of common stock held by non-affiliates may currently be eligible for resale pursuant to Rule 144, as amended.

MIT’s common stock is deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have established disclosure controls and procedures effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009. Commencing by the fiscal year ended December 31, 2010, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. However, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Laws enacted that directly or indirectly affect our production, distribution (which, in particular, could place restrictions on our use of delivery vehicles), packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

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

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expires January 1, 2009.  The rent is $4120 per month. The lease is now on a month to month basis. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases three suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months.  This lease is now on a month to month basis.  The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123.  The lease for Suite 206 is $1158 and has been added to the master lease. This lease is personally guaranteed by William C. Parker.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are not involved in any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.  RESERVED

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

Period	High	Low

2009:
Quarter Ended March 31	$.06	$.03
Quarter Ended June 30.15		.04
Quarter Ended September 30.20		.08
Quarter Ended December 31.16		.04
2008:
Quarter Ended March 31	$1.05	$.80
Quarter Ended June 30.80		.55
Quarter Ended September 30.55		.28
Quarter Ended December 31.28		.06

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 101 stockholders of record as of April 14, 2010.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Transfer Agent

Add name/address/telephone number of transfer agent

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

The Private Placement commenced March 19, 2007 and closed May 31, 2007.  MIT closed on an aggregate 4,234.4 units at $1000.00 per unit, each unit consisting of: (i) one share of Series A Convertible Preferred Stock convertible at the holder’s option into an aggregate of 2,000 shares of common stock, $.000001 par value at a fixed conversion price of $0.50 per share and (ii) warrants to purchase an aggregate of 2,000 shares of Common Stock exercisable for a period of five years from the effective date of the registration statement which MIT has agreed to file with respect to the shares of Common Stock, $.0001 par value, issuable upon exercise of the warrants at a fixed price of $0.75 per share (each a “Unit” and collectively, the “Units”).  MIT offered the Units to institutional and accredited investors.  MIT raised proceeds in the aggregate amount of $4,234,392 from sale of the Units, of which $1,214,892.00 consisted of principal and accrued interest which holders of Bridge Notes converted into Units.  Meyers Associates, LP, who acted as our financial advisor, received, as part of its compensation, a five-year option to purchase up to 635 Units. at a price of $1,000 per Unit.   The holders of the Series A Preferred Stock and warrants are selling shareholders under the Registration Statement.

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

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total. In the fourth quarter of 2009, the Board of Directors authorized the issuance of 2,139,937 shares of common stock to Board Members valued at prices ranging from $0.04 per share to $0.76 per share, or $148,352 total.  The Company included the $173,582 estimated fair value of the shares in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2009 and increased common stock and additional paid-in capital by the same amount.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2008 through 2009. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2009		2008
Net sales		$6,400,042	9,510,626
Net income(loss) from continuing operations		$(1,243,665)	(2,361,899)
Net income(loss) from discontinuing operations	$		(1,883,200)
Net income(loss)		$(1,243,665	(4,387,853)
Net income(loss) per common share		$(.03)	(.09)
Total assets		$1,103,309	2,875,479
Long-term debt		$-	620,064
Working capital		$(2,278,070)	(490,882)
Stockholders' equity		$(2,347,021)	(943,406)

No cash dividends have been paid during any of the periods stated above.

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment.  MIT and its subsidiaries have been based in Savannah, Georgia for 19 years and operates an ambulatory care center there. Our home infusion and ambulatory center accounts for the majority of our revenues and is anticipated to be our most significant area of growth.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

Factored Accounts Receivable and Factoring Agreement.

MIT concluded its Factoring Agreement with Northern Healthcare in August of 2008.

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

Results of Operations

Comparison of year ended December 31, 2009 to the year ended December 31, 2008.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined
2009
Revenue	$2,610,009	$0	$3,344,603	$445,430	$6,400,042
Income (loss) before taxes	(869,814)	0	(333,626)	(196.967)	(1,400,407)
Interest expense	349,802	0	0	0	349,802
Depreciation and amortization	65,430	0	0	0	65,430
Assets	569,468	0	311,233	222,508	1,103,209
2008
Revenue	$3,751,619	$648,395	$4,222,825	$887,788	$9,510,627
Income (loss) before taxes	(4,156,827)	(303,501)	117,955	97,274	(4,245,099)
Interest expense	282,830	0	0	0	282,830
Depreciation and amortization	42,997	0	0	0	42,997
Assets	1,451,287	54,582	822,958	546,652	2,875,479

Revenues

Consolidated revenues for the year ended 2009 were $6,400,042 as compared to $9,510,627 for the year ended December 31, 2008, representing a decrease of $3,110,584 or 32.7%. Consolidated cost of sales for the year ended December 31, 2009 were $2,662,685 or 41.6% of sales as compared to cost of sales for the year ended December 31, 2008 of $5,009,583 or 52.6% of sales. This resulted in a gross profit for the year ended December 31, 2009 of $3,737,357 or 58.4% as compared to gross profit for the year ended December 31, 2008 of $4,501,043 or 47.3%.  The decrease in our consolidated revenues for the year ended 2009 were the result of decreasing referrals and therapies administered and the discontinuance of the wholesale line of business.  The reduction and improvement in the costs of good sold and the gross profit is directly related to mail order drugs supplied by certain healthplans. For the year ended 2009, for the ambulatory division,  sales decreased by $878,222 while costs of goods sold for the division decreased by $883,707 resulting in an increase in gross profit of $5,485. Revenues for the infusion division decreased by $1,143,497 while cost of goods were reduced by $797,667 to $847,745 for the year resulting in a decrease in gross profit of $345,830.

Operating Expenses

Total operating expenses decreased $1,792,745, or a 43.7% decrease to $4,787,818 for the year ended December 31, 2009 from $6,580,563 for the year ended December 31, 2008. The decrease in operating expense is attributable to the $1,719,766 decrease in bad debt expense in 2009. . The major components of operating expense include:

•
Salaries and payroll related costs decreased $269,945 to $1,904,279 for the year ended December 31, 2009 as compared to $2,174,224 for the year ended December 31, 2008, a decrease of 12.4%. The decrease was due primarily to the realignment of personnel at a decreased cost.

•
Sales, general and administrative expenses increased $174,533 or 10.4% to $1,831,116 for the year ended December 31, 2009 as compared to $1,656,583 for the year ended December 31, 2008.  The increase was due primarily to a planned increase in our efforts to establish the Provector product line as a viable new product. Expenses relating to this product increased $361,336 from $21,400 to $382,736. We anticipate seeing the results of these expenditures in subsequent quarters. This increase in spending was offset by reductions in travel and related expenses and a decrease in legal and accounting fees.  Legal and professional expenses were $266,511; Travel and entertainment was $25,497; consulting fees of $267,328; outside and contract labor $108,556; license fees of $110,926. Additional expenses included office expense of $194,008; Advertising of $25,828; rent expense of $111,300; insurance expense of $139,510 and telephone of $38,886; and contract services of $271,980;

•
Depreciation and amortization increased $22,443 or 52.1% to $65,430 for the year ended December 31, 2009 as compared to $42,997 for the year ended December 31, 2008. The increase was mainly attributable to the amortization and depreciation of assets acquired.

Operating Income

Operating loss increased $1,029,058 or 49.4% to $1,050,461 for the year ended December 31, 2009 from $$2,079,519 for the year ended December 31, 2008. Operating loss as a percentage of gross revenue was -16.4% for the year ended December 31, 2008 as compared to -21.8% for the year ended December 31, 2008.

Income Tax

There was no tax liability for 2009 and 2008 due to losses sustained in both years.

Net income

As a result of the above factors, and the loss on minority investment of $1,883,200 in 2008, net loss decreased from $4,245,099 for the year ended December 31, 2008 to $1,243,365 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $113.596, as compared to $111,337 at December 31, 2008. For the year ended December 31, 2009, net cash provided by operating activities aggregated 322,356 as compared to cash provided by operations for the year ended December 31, 20 of $383,315. As of December 31, 2008, we had cash of $111,337 as compared to a cash balance of $51,404 as of December 31, 2007.

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

On April 4, 2008, we received a letter from Northern indicating that Northern considered MIT in default of its obligations under the credit agreement, and declaring all amounts under the credit agreement due and payable in full immediately.  Subsequent to this letter, we received oral assurances from Northern that they would continue to fund MIT for an additional 60 days from April 4. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 and used the proceeds to pay off our obligation to Northern.  The term loan from Globank, Inc. matures on July 31, 2010.

Our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MIT Holding, Inc.

I have audited the accompanying consolidated balance sheet of MIT Holding, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of MIT Holding, Inc. as of December 31, 2008 and for the year then ended were audited by other auditors whose report dated April 7, 2009 expressed an unqualified opinion on those statements before restatement and included an explanatory paragraph that described a going concern uncertainty. I also audited the adjustments described in Note O that were applied to restate the number of issued and outstanding shares of Series A Convertible Preferred Stock and the additional paid-in capital and accumulated deficit balances at December 31, 2007 and 2008. In my opinion, such adjustments are appropriate and have been properly applied.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of MIT Holding, Inc. as of December 31, 2009 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2010

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,596	$111,337
Accounts receivable, net of allowance for doubtful accounts of $1,241,477 and $998,149, respectively	657,317	2,293,779
Inventories	181,928	139,863
Employee advances	2,258	1,500
Prepaid expenses	40,000	161,460

Total current assets	995,099	2,707,939

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,373 and $102,541, respectively	6,039	20,871

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $97,929 and $53,331, respectively	102,071	146,669

Total other assets	102,071	146,669

TOTAL ASSETS	$1,103,209	$2,875,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,333,915	$2,565,534
Current portion of debt	939,254	633,287

Total current liabilities	3,273,169	3,198,821

LONG-TERM DEBT	-	620,064

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,896.73 shares issued and outstanding at December 31, 2009)	151,738	-
Warrants	25,323	-

TOTAL LIABILITIES	3,450,230	3,818,885

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 0 and 1,896.73 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 51,734,571 and 48,744,634 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	52	49
Additional paid-in capital (as restated at December 31, 2008 - note O)	6,258,962	8,956,429
Retaining Earnings (accumulated deficit) (as restated at December 31, 2008 - note O)	(8,606,035)	(9,899,884)

Total stockholders' equity (deficiency)	(2,347,021)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,103,209	$2,875,479

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008

Revenue

Sales and services rendered	$6,400,042	$9,510,627

Cost of medical supplies	2,662,685	5,009,583

Gross profit	3,737,357	4,501,044

Operating Expenses
Salaries and payroll cost	1,904,279	2,174,224
Selling, general and administrative	1,831,116	1,656,583
Provision for doubtful accounts	986,993	2,706,759
Depreciation and amortization	65,430	42,997

Total operating expenses	4,787,818	6,580,563

Income (loss) from operations	(1,050,461)	(2,079,519)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	156,741	-
Interest expense	(349,945)	(282,380)
Loss on minority interest in foreign corporation	-	(1,883,200)

Income (loss) before provision for income taxes	(1,243,665)	(4,245,099)

Provision for income taxes	-	-

Net income (loss)	(1,243,665)	(4,245,099)

Increase in cumulative dividends payable on Series A Preferred Stock	113,804	113,804

Net income (loss) atributable to common stockholders	$(1,357,469)	$(4,358,903)

Net income (loss) per common share:
Basic and diluted	$(0.03)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	49,452,967	48,687,134

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Convertible					Retained	Total
	Preferred Stock, $.000001 par value		Common Stock , $.000001 par value		Additional Paid-in	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficiency)

Balance at December 31, 2007 (as restated – note O)	1,949.23	$-	48,639,634	$49	8,956,429	$(5,654,785)	$3,301,693

Conversion of preferred stock into common stock	(52.50)	-	105,000	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	(4,245,099)	(4,245,099)

Balance at December 31, 2008 (as restated – note O)	1,896.73	-	48,744,634	49	8,956,429	(9,899,884)	(943,406)

Cumulative effect of change in accounting principle relating to reclassification of Series A Convertible Preferred Stock and warrants from stockholders’ equity to liabilities (note H)	(1,896.73)	-	-	-	(2,871,316)	2,537,514	(333,802)

Balance at January 1, 2009 (after cumulative effect adjustment)	-	-	48,744,634	49	6,085,113	(7,362,370)	(1,277,208)

Issuance of common stock for services in first quarter 2009	-	-	850,000	1	25,499	-	25,500

Issuance of common stock for services in fourth quarter 2009	-	-	2,139,937	2	148,350	-	148,352

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,243,665)	(1,243,665)

Balance at December 31, 2009	-	$-	51,734.571	$52	$6,258,962	$(8,606,035)	$(2,347,021)

The accompanying notes are an integral part of these statements.

               MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
OPERATING ACTIVITIES
Net income (loss)	$(1,243,665)	$(4,245,099)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(156,741)	-
Depreciation and amortization	65,430	42,997
Issuance of common stock for services	173,852	-
Provision for doubtful accounts	986,993	2,706,759
Loss on minority interest in foreign corporation	-	1,883,200
Changes in operating assets and liabilities:
Receivables	649,469	(209,013)
Inventories	(42,065)	120,889
Prepaid expenses	121,460	(161,460)
Employee advances	(758)	(1,500)
Notes receivable	-	59,255
Healthcare Reserve		(87,382)
Accounts payable and accrued expenses	(231,619)	417,034
Litigation payable	-	(101,209)
Notes payable	-	-
Income taxes payable	-	(41,156)

Cash provided by operating activities	322,356	383,315

INVESTING ACTIVITIES
Capital expenditures	(6,000)	(30,885)

Cash used for investing activities	(6,000)	(30,885)

FINANCING ACTIVITIES
Proceeds from notes	-	853,064
Repayment of debt	(314,097)	(1,145,561)

Cash used for financing activities	(314,097)	(292,497)

NET INCREASE (DECREASE) IN CASH	2,259	59,933

CASH BALANCE BEGINNING OF PERIOD	111,337	51,404

CASH BALANCE END OF PERIOD	$113,596	$111,337

Supplemental Disclosures:
Interest	$331,811	$185,402
Taxes	$-	$68,659

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries, MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment. Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc. and MIT Ambulatory Care Center, Inc., the wholly-owned subsidiaries.

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our company was formerly known as Convention All Holdings, Inc. and, on May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., a Delaware corporation, which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc., a Delaware corporation (“MIT International”).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES (continued)

Basis of Presentation

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements have been reformatted to be consistent with reports issued this calendar year.  The changes reflected in these statements have no material effect on net loss.

2.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2009 and December 31, 2008.

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses, and debt.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments or based upon market quotations or quotations of instruments with similar interest rates and similar maturities.

4.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES (continued)

5.   Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:
Furniture and fixtures	5- 7 years
Computer equipment	3- 7 years
Vehicles	5- 7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

6.	Long-Lived Assets

Property and equipment and other long-lived assets, including non-compete agreements, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable, but not less than annually.  If the sum of undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

7.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

8.	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation- Stock Compensation”.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES (continued)

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available.  Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

9.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 21,348 for the year ended December 31, 2009 and $ 22,139 for the year ended December 31, 2008.

10.	Income Taxes

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements by applying enacted statutory tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

11.	Net Income (Loss) per Common Share

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES (continued)

For the years ended December 31, 2009 and 2008, diluted weighted average number of common shares outstanding exclude 3,793,460 shares issuable on conversion of Series A Preferred Stock and 8,418,780 shares issuable on exercise of outstanding warrants.

12.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

13.	Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009,  the FASB Accounting Standards Codification (the “Codification”) is the single source of authoritative literature  of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all preexisting accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  The adoption of the Codification did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  This standard is effective in the first interim period ending after June 15, 2009.  This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter.  The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
  POLICIES (continued)

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter.  The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position and results of operations.

Certain other accounting pronouncements have been issued by FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE B—GOING CONCERN

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. Although we had revenues of $ 6,400,042 for the year 2009 and had receivables of $ 657,317 as of December 31, 2009, our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:
	December 31,
	2009	2008
Ambulatory care	$526,744	$940,936
Infusions	797,502	1,392,850
Durable medical equipment	523,078	703,560
Wholesale	51,470	254,582

Total	1,898,794	3,291,928

Allowance for doubtful accounts	(1,241,477)	(998,149)

Net	$657,317	$2,293,779

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$998,149	$-
Provision for doubtful accounts	986,993	2,706,759
Writeoffs	(743,665)	(1,708,610)

Balance, end of year	$1,241,477	$998,149

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2009	2008
Ambulatory care	$81,868	$62,938
Infusions	63,675	48,952
Durable medical equipment	36,385	27,973
Wholesale	-	-

Total	$181,928	$139,863

NOTE E – MINORITY INTEREST IN FOREIGN CORPORATION

On December 20, 2007, the Company entered into a business development and consulting agreement with Miura Enterprises, S.A. (“Miura”) of the Dominican Republic whereby we exchanged the account receivable from our Dominican customer for an 18% equity ownership in Miura.  One of Miura’s task was to assist the Company in the collection of this account receivable and we were to receive up to 80% of the amount collected.  As of December 31, 2008, none of the receivable was collected and the Company had ceased operations in the Dominican Republic.  Accordingly, the Company recognized a $1,883,200 loss and reduced the carrying value of its investment to 0.

NOTE F – NON-COMPETE AGREEMENT

 Non-compete agreement consists of:

	December 31,
	2009	2008
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(97,929)	(53,331)

Total	$102,071	$146,669

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE G – DEBT

The Company’s debt is as follows:

	December 31,	December 31,
	2009	2008
Globank, Inc., interest at 60% payable monthly, due in full on July 29, 2010, secured by guaranties of the Company’s chief executive officer and the Company’s three subsidiaries	$500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	146,038	261,083

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	8,151	27,203

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	142,565	300,064

Note for legal fees, interest at 0%, past due	142,500	165,000

Total	939,254	1,253,351

Current portion of debt	939,254	633,287

Long – term debt	$-	$620,064

NOTE H – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS
 WITH CHARACTERISTICS OF LIABILITIES

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and warrants from the private placement of the units which closed May 31, 2007 from stockholders’ equity to liabilities, as follows:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Common
	Shares	Fair
	Equivalent	Value
Series A Convertible Preferred Stock	3,793,460	$227,608
Warrants	8,168,780	106,194

Total financial instruments	11,962,240	$333,802

Since at January 1, 2009 the carrying value of the outstanding financial instruments was $2,871,316, the Company recognized a cumulative effect adjustment resulting from a change in accounting principle of $2,537,514.  Accordingly, the accumulated deficit balance at December 31, 2008 was decreased from $9,899,884 to $7,362,370, as adjusted, on January 1, 2009.

The characteristics which require classification of the Series A Preferred Stock and warrants as liabilities are the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sells, grants, or issues any nonexcluded shares, options, warrants, or any convertible instrument at a price below the $0.50 current conversion price of the Series A Preferred Stock.  As a result, the Company remeasures the fair values of these financial instruments each quarter, adjusts the liability balances, and reflects changes in operations as “income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values”.

At December 31, 2009, the fair values of the financial instruments consisted of:

	Common
	Shares	Fair
	Equivalent	Value
Series A Convertible Preferred Stock	3,793,460	$151,738
Warrants	8,168,780	25,323

Total financial instruments	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2009:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)

Balance, December 31, 2009	11,962,240	$177,061

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2009 and December 31, 2008, there are 1,896.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,896,730 for the 1,896.73 shares issued and outstanding as of December 31, 2009 and December 31, 2008.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $295,831 and $182,027 at December 31, 2009 and December 31, 2008, respectively.

NOTE J – ISSUANCE OF COMMON STOCK

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total. In the fourth quarter of 2009, the Board of Directors authorized the issuance of 2,139,937 shares of common stock to Board Members valued at prices ranging from $0.04 per share to $0.76 per share, or $148,352 total.  The Company included the $173,582 estimated fair value of the shares in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2009 and increased common stock and additional paid-in capital by the same amount.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2009 and 2008 follows:

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2007	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Stock options outstanding at December 31, 2009 and 2008 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at December 31, 2009 and December 31, 2008 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,168,780	$0.75	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012

Total:	8,418,780

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Expected income tax expense (benefit) at 34%	$(422,846)	$(1,443,333)
Non-deductible stock-based compensation	59,110	-
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(53,292)	-
Change in valuation allowance	417,028	1,443,333

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The components of net deferred income tax assets are as follows:

	December 31, 2009	December 31, 2008

Allowance for doubtful accounts	$422,102	$339,371
Net operating loss carryforward	927,152	592,855
Total	1,349,254	932,226
Less valuation allowance	(1,349,254)	(932,226)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,349,255 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,968,396 as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The company will continue to review this valuation allowance and make adjustments as appropriate.  The $2,726,919 net operating loss carryforward expires $1,743,693 in year 2028 and $983,226 in year 2029.

NOTE M – OPERATING SEGMENTS

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

The following tables show the summarized financial information of the Company’s reportable segments at December 31, 2009 and 2008 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	- MIT	International	Care
2009
Revenue	$2,610,009	$-	$3,344,603	$445,430	$6,400,042
Income (loss) from operations	(519,868)	-	(333,626)	(196.967)	(1,050,461)
Depreciation and amortization	65,430	-	-	-	65,430
Assets	569,468	-	311,233	222,508	1,103,209

2008
Revenue	$3,751,619	$648,395	$4,222,825	$887,788	$9,510,627
Income (loss) from operations	(1,991,247)	(303,501)	117,955	97,274	(2,079,519)
Depreciation and amortization	42,997	-	-	-	42,997
Assets	1,451,287	54,582	822,958	546,652	2,875,479

NOTE N - COMMITMENTS AND CONTINGENCIES

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

NOTE N -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 and expired January 1, 2009.  It is now on a month to month lease basis. The rent is $4,180 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

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

Stock-Based Compensation Plan

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the "Plan") covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive Plan (which was adopted by Medical Infusion Group, Inc. (the former MIT Holding, Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006 Stock Incentive Plan were exchanged for awards under the Plan effective upon the Company’s May 2, 2007 merger with Medical Infusion Group, Inc.

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

NOTE O – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the number of issued and outstanding shares of Series A Convertible Preferred Stock and the additional paid-in capital and accumulated deficit balances at December 31, 2007 and 2008 in order to correct errors relating to the accounting for various transactions involving the Company’s Series A Convertible Preferred Stock and common stock in 2007.  As previously reported, among other things, the Company failed to account for all common stock issuances for services in 2007 and failed to account for all conversions of preferred stock into common stock in 2007.  Correction of the errors will have a material adverse effect on operations for 2007 but has no effect on operations for the years ended December 31, 2009 and 2008.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2008 follows:

	As Previously		As
	Reported	Adjustments	Restated

Total assets	$2,875,479	$-	$2,875,479

Total liabilities	$3,818,885	$-	$3,818,885

Stockholders' equity (deficiency):
Preferred stock	-	-	-
Common stock	48	1	49
Additional paid-in capital	1,798,388	7,158,041	8,956,429
Accumulated deficit	(2,741,842)	(7,158,042)	(9,899,884)

Total stockholders' equity (deficiency)	(943,406)	-	(943,406)

Total liabilities and stockholders' equity	$2,875,479	$-	$2,875,479

NOTE P – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2009, the Company’s independent accountants, Drakeford and Drakeford LLC (“Drakeford”) advised the Company that it must refuse to stand for re-election as the Company’s independent certified public accountant.   Drakeford ’ s refusal to stand for reelection resulted from the revocation of the registration of Drakeford by the Public Company Accounting Oversight Board.

During the fiscal years ended December 31, 2008 and 2007, and any subsequent period through June 24, 2009, (i) there were no disagreements between the Company and Drakeford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Drakeford would have caused Drakeford to make reference to the matter in its reports on the Company's financial statements, and (ii) except as described below, Drakeford’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. Drakeford’s audit reports for the years ended December 31, 2007 and December 31, 2008 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the fiscal years ended December 31, 2008 and 2007 and through June 24, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

The Company provided Drakeford with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and  Drakeford furnished it with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

On July 22, 2009, the Company engaged Michael T. Studer CPA P.C. (“Studer”) as Company’s new independent accountants. At no time during the past two fiscal years or any subsequent period prior to the engagement did the Company consult with Studer, the newly engaged accountants, regarding any matter described in Item 304(a)(2)  of Regulation SK, including any issue related to Company’s financial statements or the type of audit opinion that might be rendered for the Company.  The change of independent accountants was approved by the Board of Directors of the Company

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within China Marine Food Group Limited have been detected.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of April 15, 2010, our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY
William C. Parker	54	President, CEO, & Chairman of the Board of Directors

John Sabia	57	Secretary, Controller & Director

Brinson Clements	53	Vice-President of Administration, Director

Arlene Wilhelm	53	Chief Operating Officer

Steven W. Schuster	55	Director

Thomas Duncan	55	Director

Robert Rubin	68	Director

William C. Parker

Mr. Parker has served as President, Chief Executive Officer and Chairman of the Board of Directors of MIT since May 2007, and he has served as President, Chief Executive Officer, and founding member each of MIT’s operating subsidiaries since the inception of each. Mr. Parker attended Armstrong State University in Savannah, Georgia and graduated from the American Banking Institute, in Savannah.   The Board believes that Mr. Parker  has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the pharmaceutical and medical infusion industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Parker is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

John A. Sabia

Mr. Sabia has served as Director, Secretary and Chief Financial Officer of MIT since May 2007 and he has held identical positions at in each of MIT’s operating subsidiaries since February 2006.  Mr. Sabia is responsible for the operations of the billing and accounting departments of MIT.  As an ordained minister, in 2002, he became a corporate officer for The Sanctuary of Savannah, Inc. and assumed the responsibilities as administrator and financial officer of the church until February 2006.  He began working with the church in February 1997 as one of the ministers and directors for its homeless mission, Old Savannah City Mission and he served five years as executive director and administrator for the mission.  Mr. Sabia has over 22 years of experience in law enforcement in the Police Department of Hialeah, Florida.  Mr. Sabia holds his B.A degree from Biscayne College in Miami, Florida and a MS in Public Administration from St. Thomas University in Miami, Florida. The Board believes that Mr. Sabia has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Sabia is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Arlene O. Wilhelm, RN

Ms. Wilhelm has been the Chief Operating Officer of the Company since May 2007.  She is a founder of Medical Infusion Group, Inc. and has been its Chief Operating Officer since its formation in 2006. She has served as Vice President of Clinical Services of Infusion for over 15 years, where she is responsible for directing medical operations. Ms. Wilhelm served as a member of the Board of Directors of Infusion from 1991 through 2006.  Ms. Wilhelm has over 17 years experience as a Registered Professional Nurse.  She attained her RN from Armstrong Atlantic University in Savannah, Georgia, and is a Certified Surgical Technologist, a Certified Surgical Assistant and is certified for use of PICC catheters. The Board believes that Ms. Wilhelm has the experience, qualifications, attributes and skills necessary to serve on the Board because of her experience in the medical infusion field, her having provided leadership and strategic direction to the Company and her unparalleled knowledge of the Company and its business. Ms. Wilhelm is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Brinson Clements

Mr. Clements is a director and Vice President of Administration since May 2007.  Mr. Clements joined MIT in November 2005, taking on positions as the Director of Human Resources and Liaison for Web Development, as well as consultant on various projects.  Mr. Clements comes to MIT with over 30 years experience in the retail furniture business, where he was the General Manager, Secretary and Treasurer of J.C. Clements Furniture Inc. from 1977 through 2004. Mr. Clements has been the owner and operator of Clements Furniture, LLC since October 2004. Mr. Clements holds a BBA in Finance from Armstrong State College, in Savannah, Georgia.    The Board believes that Mr. Clements has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in Management and Finance, having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Clements is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Steven W. Schuster, Esq.

Mr. Schuster became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in 2006.  Mr. Schuster has been engaged in the practice of corporate law for over 25 years and is co-chair of McLaughlin & Stern LLP’s corporate and securities department, where he has worked since 1995.  Since 1997, he has served as a member of the Board of Directors of Tower Group, Inc., a publicly traded holding company whose subsidiaries are providers of insurance. Mr. Schuster received his B.A. from Harvard University in 1976 and his J.D. from New York University in 1980.  The Board believes that Mr. Schuster has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the legal profession, his having provided leadership and strategic direction to the Company and his knowledge of the Company and its business. With the exception of Tower Group, Inc. for which he is currently a director, Mr. Schuster is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years
Thomas J. Duncan

Mr. Duncan became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in September 2006.  Mr. Duncan is employed with Southeast Vending, LLC, where he has been President since 2001, and he is its sole member. He has been President of Southeast Lumber and Construction, Inc. since 2001, and Secretary and Treasurer of both Custom Locators, Inc. and Auto Locators, Inc., since 2000 and 2004, respectively.   Mr. Duncan maintains controlling interests in each entity.  Since 2005, Mr. Duncan has been a member of the Board of Directors of CNB BanCorp,Inc., the holding company for Citizens National Bank, a national commercial bank based in Windsor Virginia. Mr. Duncan graduated from the University of Georgia in 1976 with a BBA in Accounting.  The Board believes that Mr. Duncan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. .  Mr. Duncan is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years except for CNB BanCorp, Inc for which he is currently a director.

Robert Rubin

Robert Rubin became a member of the Board of Directors in April 2007.   He has served as the Chairman of the Board of Directors of Solar Thin Films, Inc. f/k/a American United Global Inc, since May 1991, and was the Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when the business was sold to Olsten Corporation (NYSE). Mr. Rubin continued as a director of SCI until the latter part of 1987. Mr. Rubin is also a Director of Western Power and Equipment Corp. Mr. Rubin was a director of Med-Emerg, Inc., a publicly held Canadian management company for hospital emergency rooms and outpatient facilities until November 2001. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000.  The Board believes that Mr. Rubin has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the medical industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. .  Mr. Clements is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years except for Solar Thin Films, Inc. for which he is currently a director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

FAMILY RELATIONSHIPS

There are no family relationships between the officers and directors of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

Our board of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis.  Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. We provide our executive officers solely with a base salary to compensate them for services rendered during the year.  Our policy of compensating our executives with a cash salary has served us well.  To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful.  Senior executives do not have the incentive to take unnecessary risks in order to receive a bonus.   However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non- equity incentive plan compensation ($) (g)	Change in pension value and nonqualified deferred compensation earnings ($) (h)	ALL OTHER COMPENSATION ($) (i)	Total ($) (j)
William C. Parker	2009	175,807	—	—	—	—	—	81,408	296,448
CEO & President	2008	230,029	—	—	—	—	—	91,130	325,208

Arlene Wilhelm	2009	146,016	—	—	—	—	—	24,586.	170,602
COO	2008	149,345	—	—	—	—	—	27,240	162,844

Brinson Clements	2009	132,800	—	—	—	—	—	—	132,800
VP – Admin.	2008	130,730	—	—	—	—	—	0	130,730

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

Director Compensation

Contemporaneously with the Merger on May 2, 2007 and pursuant to its terms, the Board ratified the following issuances, each of which had been previously approved by the Board of Medical Infusion Group, Inc. on March 19, 2007: (i) options to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company; (ii) common stock with a market value of $10,000 per year as of April 1 of each year that the non-management Director remains a Director, provided, that such shares shall vest in the non-management Directors on the one year anniversary of their issuance; and (iii) the payment to each non-management Director a fee of $15,000 cash per year for each year that each such Director serves as a Director, with the fee payable quarterly in arrears commencing June 30, 2007, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of a Committee of the Board of Directors attended by such Director.  In 2009 the outside directors were issued common shares in lieu of cash payment. Each director received 13,158 shares for 2008 and 250,000 shares for 2009,   On May 2, 2007, the Company’s Board of Directors authorized the issuance of options to John Sabia and Brinson Clements to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company. Each of the foregoing grants to the non-management Directors was made pursuant to the Corporation’s 2006 Stock Incentive Plan.  In November 2008, the Company awarded 100,000 shares of Common Stock to each of the six directors for services rendered in 2008.

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

As of December 31, 2009 we have granted 80,000 shares of common stock and options to purchase 600,000 shares of common stock pursuant to the Plan. Each Director other than Mr. Parker holds options to purchase 100,000 shares of Common stock. Each option was priced at the fair market value of the company’s common shares at the date of grant.  In May 2007, MIT issued Messrs. Schuster, Rubin, Duncan and Bagwell 20,000 shares of common stock of MIT as compensation for services rendered and to be rendered in 2007.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of April 14, 2009 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock.  As of April 11, 2009 there were 51,734,571 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)

William C. Parker	21,595,760	41.74

Arlene Wilhelm	1,392,500	2.69

John Sabia (1)	250,000	*

Brinson Clements (1)	250,000	*

Steven W. Schuster (1)(2)(3)	1,805,380	3.30

Thomas Duncan (1)(2)	483,158	*

Robert Rubin (1)(2)(4)	483,158	*

Meyers Associates, LP (5)	3,475,000	6.72

All Executive Officers and Directors as a Group (8 persons)(3)	26,259,956,	50.76%

* Less than 1%

(1)	Includes options to purchase 100,000 shares of common stock of MIT, which options vested on May 2, 2008 provided the director remains a director of the company.

(2)	20,000 shares were issued on May 2, 2007 to each of Messrs. Schuster, Duncan, Rubin and Bagwell as outside directors of the Company. The shares vested on May 2, 2008.

(3)	Includes 822,222 shares of common stock issued to McLaughlin & Stern LLP, of which Mr. Schuster is a member, in consideration for legal services rendered to the company.

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

Director Independence

Each of Messrs. Rubin, Duncan and Schuster are independent directors and do not constitute a majority of the Board of Directors. None of them nor their affiliates have taken any positions inside the company except for being the independent directors, and are thus considered as independent

Audit Committee and Financial Experts

Our audit committee consists of Mr. Duncan and Mr. Schuster, who are independent member of our Board of Directors  The functions of our audit committee include things such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independent registered public accounting firm’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document. In 2008, the audit committee met together with the other independent directors.

Compensation Committee

Our compensation committee consists of Mr. Schuster, Mr. Rubin, and Mr. Sabia.  The compensation committee reviews and sets the compensation of our executive officers and directors. We do not currently have a written compensation committee charter or similar document.  The compensation payable to Mr. Parker and Ms. Wilhelm, the two most highly paid executives, is determined by their employment agreements.  The Company’s performance was not deemed to be sufficiently successful in 2009 to warrant the payment of performance bonuses.  The Committee, together with other independent directors, receives recommendations from Mr. Parker, the President of MIT.  The Committee, in reaching its conclusions, reviews MIT’s performance in comparison to the expectations set forth the prior year.

Code of Ethics

MIT has not yet adopted a code of ethics.  The company is reviewing a code of ethics as part of its reorganization following the Merger.  The code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Meetings of the Board of Directors and Committees

The Board of Directors met four times in 2009 and all members were present.  The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2009, the Company was billed $71,142 for audit fees and no other accounting fees by the principal accountant for the audit.  For 2008, the Company was billed $52,000 for audit fees and no other accounting fees by the principal accountant for the audit. The principal accountant was not paid any fees for other services in 2008 or 2007. The audit committee approved the engagement of the independent accountant for all services rendered in 2008.

ITEM 15. EXHIBITS.

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
10.12 10.13 10.14 10.15 10.16 10.17
Agreement with MIURA Enterprises, dated December 20, 2007
Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
Guaranty of  William C. Parker in favor of Globank Corp. dated as of July 29, 2008
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
(3)	This Exhibit is filed as an Exhibit to the Form 10KSB for the period ended September 30, 2008 and incorporated herein by reference

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ William C. Parker

William C. Parker, Chief Executive Officer

Date:    April 15, 2010

Signature	Title	Date

/s/ William C. Parker	President, Chief Executive Officer,	April 15, 2010
William C. Parker	Chairman & Director

/s John A. Sabia	Controller (the Principal Financial	April, 15, 2010
John A. Sabia	Officer) & Director

/s/ Brinson Clements	Director	April 15, 2010
Brinson Clements

/s/ Thomas Duncan	Director	April 15, 2010
Thomas Duncan

/s/Steven W. Schuster	Director	April 15, 2010
Steven W. Schuster

/s/ Robert Rubin	Director	April 15, 2010
Robert Rubin