Form 10-K/A
period 2009-12-31
MIT Holding, Inc.
filed 2010-05-03
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 14, 2010, the registrant had 52,054,571 shares of common stock issued and outstanding.

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

Nature of Amendment –

The Registrant is amending the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in  order to label the fiscal year 2008 financial statements as unaudited.  These financial statements, which were also filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, were prepared by Drakeford & Drakeford LLC, our prior accounting firm, which had a disciplinary proceeding from the PCAOB in 2009 and is therefore not registered with the PCAOB at this time. There are no other changes to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Development of new productsthat compete with MIT’s product line could materially, adversely affect its financial condition.

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

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2010

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$113,596	$111,337
Accounts receivable, net of allowance for doubtful accounts of $1,241,477 and $998,149, respectively	657,317	2,293,779
Inventories	181,928	139,863
Employee advances	2,258	1,500
Prepaid expenses	40,000	161,460

Total current assets	995,099	2,707,939

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,373 and $102,541, respectively	6,039	20,871

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $97,929 and $53,331, respectively	102,071	146,669

Total other assets	102,071	146,669

TOTAL ASSETS	$1,103,209	$2,875,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,333,915	$2,565,534
Current portion of debt	939,254	633,287

Total current liabilities	3,273,169	3,198,821

LONG-TERM DEBT	-	620,064

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,896.73 shares issued and outstanding at December 31, 2009)	151,738	-
Warrants	25,323	-

TOTAL LIABILITIES	3,450,230	3,818,885

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 0 and 1,896.73 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 51,734,571 and 48,744,634 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	52	49
Additional paid-in capital (as restated at December 31, 2008 - note O)	6,258,962	8,956,429
Retaining Earnings (accumulated deficit) (as restated at December 31, 2008 - note O)	(8,606,035)	(9,899,884)

Total stockholders' equity (deficiency)	(2,347,021)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,103,209	$2,875,479

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
		(Unaudited)
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
(Unaudited as to Year ended December 31, 2008)

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
		(Unaudited)
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

December 31, 2009
(Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
(Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
  (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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
 (Unaudited as to Year ended December 31, 2008)

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
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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
 (Unaudited as to Year ended December 31, 2008)

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
 (Unaudited as to Year ended December 31, 2008)

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
 (Unaudited as to Year ended December 31, 2008)

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

December 31, 2009
 (Unaudited as to Year ended December 31, 2008)

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
  (Unaudited as to Year ended December 31, 2008)

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
(3)	This Exhibit is filed as an Exhibit to the Form 10KSB for the period ended September 30, 2008 and incorporated herein by reference

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on Form 10-K/A for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ William C. Parker

William C. Parker, Chief Executive Officer

Date:    April 27, 2010

Signature	Title	Date

/s/ William C. Parker	President, Chief Executive Officer,	April 27, 2010
William C. Parker	Chairman & Director

/s John A. Sabia	Controller (the Principal Financial	April, 27, 2010
John A. Sabia	Officer) & Director

/s/ Brinson Clements	Director	April 27, 2010
Brinson Clements

	Director	April __, 2010
Thomas Duncan

/s/Steven W. Schuster	Director	April 27, 2010
Steven W. Schuster

	Director	April __, 2010
Robert Rubin