Form 10-K/A
period 2009-12-31
MIT Holding, Inc.
filed 2010-05-19
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of May 19, 2010, the registrant had 52,054,571 shares of common stock issued and outstanding .

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

Nature of Amendment –

The Registrant is further amending the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in  order to reflect the fiscal year 2008 as audited.  Those financial statements, which were also filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, were audited by Drakeford & Drakeford LLC, our prior accounting firm, which had a disciplinary proceeding from the PCAOB in 2009 and is therefore not registered with the PCAOB at this time.  The financial statements for fiscal year 2008 have been audited by Michael T. Studer, CPA, PC. as reflected in the audit opinion included in this filing.  In addition, the  Balance Sheet and Statement of Stockholders Equity  have been marked as retated with respect to 2008 to reflect changes in the treatment of common and preferred stock. There are no other changes to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MIT Holding, Inc.

I have audited the accompanying consolidated balance sheets of MIT Holding, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits. I also audited the adjustments described in Note O that were applied to restate the number of issued and outstanding shares of Series A Convertible Preferred Stock and the additional paid-in capital and accumulated deficit balances at December 31, 2007. In my opinion, such adjustments are appropriate and have been properly applied.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of MIT Holding, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
May 19, 2010

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$113,596	$111,337
Accounts receivable, net of allowance for doubtful accounts of $1,241,477 and $998,149, respectively	657,317	2,293,779
Inventories	181,928	139,863
Employee advances	2,258	1,500
Prepaid expenses	40,000	161,460

Total current assets	995,099	2,707,939

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $123,373 and $102,541, respectively	6,039	20,871

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $97,929 and $53,331, respectively	102,071	146,669

Total other assets	102,071	146,669

TOTAL ASSETS	$1,103,209	$2,875,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,333,915	$2,565,534
Current portion of debt	939,254	633,287

Total current liabilities	3,273,169	3,198,821

LONG-TERM DEBT	-	620,064

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,896.73 shares issued and outstanding at December 31, 2009)	151,738	-
Warrants	25,323	-

TOTAL LIABILITIES	3,450,230	3,818,885

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 0 and 1,896.73 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 51,734,571 and 48,744,634 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	52	49
Additional paid-in capital (as restated at December 31, 2008 - note O)	6,258,962	8,956,429
Retaining Earnings (accumulated deficit) (as restated at December 31, 2008 - note O)	(8,606,035)	(9,899,884)

Total stockholders' equity (deficiency)	(2,347,021)	(943,406)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,103,209	$2,875,479

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
(Restated)

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

MIT Holding, Inc.

By:	/s/ William C. Parker

William C. Parker, Chief Executive Officer

Date:    May 19, 2010

Signature	Title	Date

/s/ William C. Parker	President, Chief Executive Officer,	May 19, 2010
William C. Parker	Chairman & Director

/s John A. Sabia	Controller (the Principal Financial	May 19, 2010
John A. Sabia	Officer) & Director

/s/ Brinson Clements	Director	May 19, 2010
Brinson Clements

	Director	May __, 2010
Thomas Duncan

/s/Steven W. Schuster	Director	May 19, 2010
Steven W. Schuster

	Director	May __, 2010
Robert Rubin