Form 10-Q
period 2010-03-31
MIT Holding, Inc.
filed 2010-05-20
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock, no par value per share, outstanding as of   May 19, 2010 was 52,054,571

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2010

INDEX

TABLE OF CONTENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2010
and December 31, 2009	F-2

Consolidated Statements of Operations for the three months ended
March 31, 2010 and 2009	F-3

Consolidated Statement of Stockholders’ Equity (Deficiency)
for the three months ended March 31, 2010	F-4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6 - F-25

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,896	$113,596
Accounts receivable, net of allowance for doubtful
accounts of $937,293 and $1,241,477, respectively	684,158	657,317
Inventories	187,122	181,928
Employee advances	1,977	2,258
Prepaid expenses	47,343	40,000

Total current assets	1,022,496	995,099

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $126,373 and $123,373, respectively	3,039	6,039

OTHER ASSETS
Non-compete agreement, net of accumulated amortization
of $107,928 and $97,929, respectively	92,072	102,071
Total other assets	92,072	102,071
TOTAL ASSETS	$1,117,607	$1,103,209

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,994,469	$2,333,915
Current portion of debt	908,886	939,254

Total current liabilities	2,903,355	3,273,169

LONG-TERM DEBT	241,153	-

Estimated liability for equity-based financial instruments
with characteristics of liabilities:
Series A Convertible Preferred stock (1,896.73 shares
issued and outstanding at March 31, 2010 and December 31, 2009)	379,346	151,738
Warrants	129,884	25,323
TOTAL LIABILITIES	3,653,738	3,450,230

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.000001 par value; 5,000,000 shares authorized,
1,896.73 and 1,896.73 shares issued and outstanding at March 31,
2010 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized,
52,054,571 and 51,734,571 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	6,271,362	6,258,962
Retaining Earnings (accumulated deficit)	(8,807,545)	(8,606,035)
Total stockholders' equity (deficiency)	(2,536,131)	(2,347,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,117,607	$1,103,209

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	March 31, 2010	March 31, 2009

Revenue

Sales and services rendered	$1,677,136	$1,572,401

Cost of medical supplies	708,638	665,903

Gross profit	968,498	906,498

Operating Expenses
Salaries and payroll cost	391,103	427,231
Selling, general and administrative	353,143	359,234
Provision for doubtful accounts	-	-
Depreciation and amortization	12,999	17,415

Total operating expenses	757,245	803,880

Income (loss) from operations	211,253	102,618

Other income (expense):
Income (expense) from revaluation of equity-based
financial instruments with characteristics of
liabilities at fair values (as restated for 2009- note N)	(332,169)	164,271
Interest expense	(80,594)	(78,763)

Income (loss) before provision for income taxes	(201,510)	188,126

Provision for income taxes	-	-

Net income (loss)	(201,510)	188,126

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- note N)	28,451	28,451

Net income (loss) atributable to common stockholders	$(229,961)	$159,675

Net income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	51,880,349	49,169,634

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Series A Convertible					Retained	Total
	Preferred Stock, $.000001 par value		Common Stock , $.000001 par value		Additional Paid-in	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficiency)
Balance at December 31, 2009	-	$-	51,734.571	$520	$6,258,962	$(8,606,035)	$(2,347,021)

Issuance of common stock for services in first quarter 2010	-	-	320,000	-	12,400	-	12,400

Net loss for the three months
Ended March 31, 2010	-	-	-	-	-	(201,510)	(201,510)

Balance at March 31, 2010	-	$-	52,054.571	$520	$6,271,362	$(8,807,545)	$(2,536,131)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$(201,510)	$188,126
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note N)	332,169	(164,271)
Depreciation and amortization	12,999	17,415
Issuance of common stock for services	12,400	25,500
Provision for doubtful accounts	-	-
Changes in operating assets and liabilities:
Receivables	(26,841)	173,901
Inventories	(5,194)	2,398
Prepaid expenses	(7,343)	-
Employee advances	281	-
Accounts payable and accrued expenses	(33,718)	(183,339)

Cash provided by (used for) operating activities	83,243	59,730

INVESTING ACTIVITIES
Capital expenditures	-	-

Cash used for investing activities	-	-

FINANCING ACTIVITIES
Repayment of debt	(94,943)	(85,930)

Cash provided by (used for) financing activities	(94,943)	(85,930)

NET INCREASE (DECREASE) IN CASH	(11,700)	(26,200)

CASH BALANCE BEGINNING OF PERIOD	113,596	111,337

CASH BALANCE END OF PERIOD	$101,896	$85,137

Supplemental Disclosures:
Interest	$80,593	$78,763
Taxes	$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$305,728	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries, MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment. Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT  CVAH Acquisition , Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc. and MIT Ambulatory Care Center, Inc., the wholly-owned subsidiaries.

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

 March 31, 2010

(UNAUDITED)

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2010 and December 31, 2009.

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

4.	Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company derives most of its revenue from contracts with third party payors such as insurance companies and Medicare and Medicaid programs.  Its billing are often settled lower by such payors.  An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

6.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:
Furniture and fixtures	5- 7 years
Computer equipment	3- 7 years
Vehicles	5- 7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

7.	Long-Lived Assets

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

8.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

9.	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation- Stock Compensation”.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

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

10.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 8,828 for the three months ended March 31, 2010 and $ 8,031 for the three months ended  March 31, 2009.

11.	Income Taxes

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

12.	Net Income (Loss) per Common Share

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

March 31, 2010

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three months ended March 31, 2010 and 2009, diluted weighted average number of common shares outstanding exclude 3,793,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

13.	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

14.	Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE B—GOING CONCERN

At March 31, 2010, the Company had negative working capital of $1,880,859.  From inception, the Company has incurred a net loss of $8,807,545.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2010	December 31, 2009
Ambulatory care	$644,394	$526,744
Infusions	514,937	797,502
Durable medical equipment	418,480	523,078
Wholesale	43,640	51,470

Total	1,621,451	1,898,794

Allowance for doubtful accounts	(937,293)	(1,241,477)

Net	$684,158	$657,317

The allowance for doubtful accounts changed as follows:

	Three months ended March 31, 2010	Year ended December 31,2009
Balance, beginning of year	$1,241,477	$998,149
Provision for doubtful accounts	-	986,993
Writeoffs	(304,184)	(743,665)

Ending Balance	$937,293	$1,241,477

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE D – INVENTORIES

Inventories consist of:

	March 31, 2010	December 31, 2009
Ambulatory care	$69,235	$81,868
Infusions	87,947	63,675
Durable medical equipment	29,940	36,385
Wholesale	-	-

Total	$187,122	$181,928

NOTE E – NON-COMPETE AGREEMENT

 Non-compete agreement consists of:

	March 31,2010	December 31,2009
Consideration to seller of Infusion and Ambulatory (and
Company's chief operating officer) attributable to
non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(107,928)	(97,929)

Total	$92,072	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)
NOTE F – DEBT
The Company’s debt is as follows:
	March 31,	December 31,
	2010	2009
Globank, Inc., interest at 60% payable monthly, due in full on
July 29, 2010, secured by guaranties of the Company’s chief
executive officer and the Company’s three subsidiaries	$500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly
installments of principal and interest of $10,000 through
April 20, 2011, secured by Company assets and guaranty
of the Company’s Chief Executive Officer	119,516	146,038

The Coastal Bank – vehicle loans, interest at rates ranging from
6.5% to 8.22%, due in monthly installments of principal and
interest through November 21, 2010	4,795	8,151

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through
July 15, 2010	82,500	142,565

Cardinal Health (supplier) Fixed Rate Term Note, interest at
10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s
Chief Executive Officer	305,728	-

Note for legal fees, interest at 0%, past due	137,500	142,500

Total	1,150,039	939,254

Current portion of debt	908,886	939,254

Long – term debt	$241,153	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE G –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES

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

	Common
	Shares	Fair
	Equivalent	Value
Series A Convertible Preferred Stock	3,793,460	$379,346
Warrants	8,168,780	129,884

Total financial instruments	11,962,240	$509,230

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE G –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

At March 31, 2010, the fair values of the financial instruments consisted of:

	Common
	Shares	Fair
	Equivalent	Value
Series A Convertible Preferred Stock	3,793,460	$379,346
Warrants	8,168,780	129,884

Total financial instruments	11,962,240	$509,230

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2010:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance, March 31, 2010	11,962,240	$509,230

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2010 and December 31, 2009, there are 1,896.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of  $1,896,730 for the 1,896.73 shares issued and outstanding as of March 31, 2010 and December 31, 2009.

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $324,282 and $295,831 at March 31, 2010 and December 31, 2009, respectively.

NOTE I – ISSUANCE OF COMMON STOCK

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE I – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total.  The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2010 and increased common stock and additional paid-in capital by the same amount.

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the three months ended March 31, 2010 and the year ended December 31, 2009 follows:

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at March 31, 2010	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at March 31, 2010 and December 31, 2009 are:
Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at March 31, 2010 and December 31, 2009 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,168,780	$0.75	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012

Total:	8,418,780

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:
	Three Months ended March 31,
	2010	2009

Expected income tax expense (benefit) at 34%	$(68,513)	$63,963
Non-deductible stock-based compensation	4,216	8,670
Non-deductible expense (non-taxable income)
from revaluation of equity-based financial instruments
with characteristics of liabilities at fair values	112,937	(55,852)
Change in valuation allowance	(48,640)	(16,781)

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE K – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2010	December 31, 2009

Allowance for doubtful accounts	$318,680	$422,102
Net operating loss carryforward	981,934	927,152
Total	1,300,614	1,349,254
Less valuation allowance	(1,300,614)	(1,349,254)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,300,614 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,825,335 as of March 31, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The approximately $2,888,044 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $161,125 in year 2030.

NOTE L – OPERATING SEGMENTS

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE L – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at March 31, 2010 and 2009 and for the three months then ended:

	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	- MIT	International	Care
2010
Revenue	$589,644	$-	$959,724	$127,769	$1,677,136
Income (loss) from operations	(97,104)	-	263,826	44,531	211,253
Depreciation and amortization	12,999	-	-	-	12,999
Assets	557,557	-	348,652	211,398	1,117,607

2009
Revenue	$799,864	$-	$665,140	$107,397	$1,572,401
Income (loss) from operations	133,412	-	(14,730)	(16,064)	102,618
Depreciation and amortization	17,415	-	-	-	17,415
Assets	1,395,069	-	692,980	567,516	2,655,565

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE M - COMMITMENTS AND CONTINGENCIES

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

     MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 each commenced November 1, 2004, for a term of 36 months.They are now on a month to month lease basis. The monthly rent on Suite 202 is $1,360, and the monthly rent on Suite204 is $1,123. This lease was amended on September 6, 2008 to include Suite 206 at a monthly rent of $1,158 per month ending on November 30, 2009.  This lease is personally guaranteed by William C. Parker.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE N – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the three months ended March 31, 2009 in order to correct errors relating to (1) the failure to account for the Series A Convertible Preferred Stock and warrants as liabilities and reflect changes in fair values in operations in accordance with EITF Issue No. 07-05 (see note G) and (2) the failure to reflect the $28,451 increase in cumulative dividends payable on Series A Preferred as a reduction of net income to arrive at net income attributable to common stockholders.

The effect of the restated adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2009 follows:

	As Previously		As
	Reported	Adjustments	Restated

Income from operations	$102,619	$-	$102,619

Income from revaluation of equity-based Financial instruments with characteristics of liabilities at fair values	-	164,271	164,271

Interest Expense	(78,763)	-	(78,763)
Income before provision for Income Taxes	23,856	164,271	188,127
Provision for Income taxes	-	-	-
Net Income	23,856	164,271	188,127
Increase in cumulative dividends payable on Series A Preferred Stock	-	(28,451)	(28,451)
Net income attributable to common stockholders	$23,856	$135,820	$159,676

Net income per common share	$0.00	$0.00	$0.00

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(UNAUDITED)

NOTE O – SUBSEQUENT EVENTS

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2009. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009 ..

Revenues

Consolidated revenues for the quarter ended March 31, 2010 were $1,677,136 as compared to  $1,572,401 for the quarter ended March 31, 2009 , representing an increase of $104,735 or 6.6%. Consolidated cost of sales for the quarter ended March 31, 2010 were $708,638 or 42.3% of sales as compared to cost of sales for the quarter ended March 31, 2009  of $665,903, or 42.3% of sales. This resulted in a gross profit for this quarter of $968,498 or 57.7% as compared to gross profit for the same quarter in 2009 of $906,498 or 57.7%. The 6.6% increase in our consolidated revenues for this quarter resulted from a steady rate of referrals from our customer base.  Decreases in Home Infusion revenue was offset by increases in revenue in the Ambulatory and Durable Medical Equipment divisions. The increase in the costs of good sold for the quarter were due to increased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

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

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,
	Medical
	Infusion	Wholesale/	Ambulatory	DME	Combined
	- MIT	International	Care
2010
Revenue	$589,644	$-	$959,724	$127,769	$1,677,136
Income (loss) from operations	(97,104)	-	263,826	44,531	211,253
Depreciation and amortization	12,999	-	-	-	12,999
Assets	$557,557	-	$348,652	$211,398	$1,117,607

2009
Revenue	$799,864	$-	$665,140	$107,397	$1,572,401
Income (loss) from operations	133,412	-	(14,730)	(16,064)	102,618
Depreciation and amortization	17,415	-	-	-	17,415
Assets	$1,395,069	-	$692,980	$567,516	$2,655,565

Operating Expenses

Total operating expenses decreased $46,635, or 5.8% to $757,245 for the quarter ended March 31, 2010, from $803,880 for the same period in 2009. The decrease in operating expense is attributable to the decrease in personnel costs. The major components of operating expense include:

•
Salaries and payroll related costs decreased from $427,231 to $391,103. for the first quarter of 2010 or a reduction of 8.5% over the quarter ended March 31, 2009 . The decrease was due primarily to changes in personnel in various departments that reduced costs while maintaining the quality of services performed.  .

•
Selling, general and administrative expenses decreased $6,090 or 1.7% to $353,143 for the quarter ended March 31, 2010 as compared to $359,234 for the same period in 2009. The company has been able  to maintain spending levels at a modest rate while increasing revenues and margins. [discuss deleting the previous sentence, gross profit margins are unchanged as per above]  The decrease was due primarily to decreased spending in virtually all overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Other payroll and benefits costs were $60,598; consulting fees for the quarter were $64,314; insurance expense was $36,779; rent expense was $30,739; office expense was $28,490; legal and professional expenses were $23,805. Additional expenses included travel expense of $9,642; advertising of $8,828; auto expense of $9,917 and telephone expense of $9,256.

•
Depreciation and amortization decreased $4,416 or 25 % to $12,999for the quarter ended March 31, 2010 as compared to $17,415 for the same period in 2009. The increase was mainly attributable to lower depreciation in 2010.

Income from Operations

Income from operations increased $108,635, or 5.9%, from $102,618 in 2009 to $211,253 in 2010.  The increase was attributable to the $62,000 increase in gross profit resulting from higher revenues and the $ 46,635 decrease in operating expenses discussed above.

Net income (Loss)

Net income (loss) decreased $389,636 from net income of $188,126 in 2009 to a net loss of $201,510 in 2010.  The decrease is attributable  to the $496,440 increase in the non cash charge from revaluation of equity based financial instruments with characteristics of liabilities  ($332,169 expense in 2010, $164,27 income in 2009) and a $1,831 increase in interest expense, offset partially by the $108,635 increase in income from operations.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $101,896 as compared to $85,137 at March 31, 2009. As of March 31, 2010 we had a working capital deficit of  $(1,880,859). For the three months ended March 31, 2010, net cash provided  by operating activities aggregated $83,243 as compared to cash provided by operating activities  of $59,730 for the three months ended March 31, 2009.  Cash used by financing activities was $94,743 which was used to reduce creditor balances.  As of December 31, 2009, we had cash of $113,596 as compared to a cash balance of $111,337 as of December 31, 2008.

As of March 31, 2010 , we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 60% per annum.  The term loan from Globank, Inc. matures on July 31, 2010.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2010, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INFLATION

Inflation has not had a material impact on our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause its actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond its control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to its financial statements and the notes thereto. Except for its ongoing obligations to disclose material information under the Federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Item 4. Removed and Reserved .

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

MIT HOLDING, INC.

DATE: May 19, 2010	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ John Sabia
John Sabia, the Principal Financial Officer
(principal financial officer)