Form 10-Q
period 2010-06-30
MIT Holding, Inc.
filed 2010-08-16
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, no par value per share, outstanding as of   August 13, 2010 was 52,254,571

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2010

INDEX

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009	F-4

Consolidated Statement of Stockholders’ Deficiency for the three months ended June 30, 2010	F-5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-26

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,846	$113,596
Accounts receivable, net of allowance for doubtful accounts of $579,355 and $1,241,477, respectively	542,580	657,317
Inventories	166,749	181,928
Employee advances	1,385	2,258
Prepaid expenses	51,014	40,000

Total current assets	892,574	995,099

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,373 and $123,373, respectively	3,039	6,039

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $117,927 and $97,929, respectively	82,073	102,071

Total other assets	82,073	102,071

TOTAL ASSETS	$977,686	$1,103,209

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,120,869	$2,333,915
Current portion of debt	695,436	939,254

Total current liabilities	2,816,305	3,273,169

LONG-TERM DEBT	227,541	-

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,896.73 shares issued and outstanding at June 30, 2010 and December 31, 2009)	189,673	151,738
Warrants	24,507	25,323
	214,180	177,061
TOTAL LIABILITIES	3,258,026	3,450,230

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,896.73 and 1,896.73 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 52,054,571 and 51,734,571 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	6,271,362	6,258,962
Accumulated deficit	(8,551,754)	(8,606,035)

Total stockholders' equity (deficiency)	(2,280,340)	(2,347,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$977,686	$1,103,209

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	June 30, 2010	June 30, 2009

Revenue

Sales and services rendered	$1,734,579	$1,704,272

Cost of medical supplies	687,026	683,132

Gross profit	1,047,553	1,021,140

Operating Expenses
Salaries and payroll cost	517,634	485,477
Selling, general and administrative	478,074	645,219
Provision for doubtful accounts	-	-
Depreciation and amortization	9,999	17,415

Total operating expenses	1,005,707	1,148,111

Income (loss) from operations	41,846	(126,971)

Other income (expense):
Income (expense) from revaluation of equity-based
financial instruments with characteristics of
liabilities at fair values (as restated for 2009- note N)	295,050	(789,161)
Interest expense	(81,105)	(86,432)
Total other income (expense)	213,945	(875,593)

Income (loss) before provision for income taxes	255,791	(1,002,564)

Provision for income taxes	-	-

Net income (loss)	255,791	(1,002,564)

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note P)	28,451	28,451

Net income (loss) atributable to common stockholders	$227,340	$(1,031,015)

Net income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	51,880,349	49,169,634

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	June 30, 2010	June 30, 2009

Revenue

Sales and services rendered	$3,411,715	$3,276,674

Cost of medical supplies	1,395,664	1,349,035

Gross profit	2,016,051	1,927,639

Operating Expenses
Salaries and payroll cost	908,737	912,708
Selling, general and administrative	831,217	704,453
Provision for doubtful accounts	-	300,000
Depreciation and amortization	22,998	34,830

Total operating expenses	1,762,952	1,951,991

Income (loss) from operations	253,099	(24,352)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note N)	(37,119)	(624,890)
Interest expense	(161,699)	(165,195)
Total other income (expense)	(198,818)	(790,085)

Income (loss) before provision for income taxes	54,281	(814,437)

Provision for income taxes	-	-

Net income (loss)	54,281	(814,437)

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note P)	56,902	56,902

Net income (loss) atributable to common stockholders	$(2,621)	$(871,339)

Net income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	51,880,349	49,169,634

MIT HOLDING, INC.

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Series A Convertible
	Preferred Stock, $.000001 par value		Common Stock , $.000001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2009	-	$-	51,734.571	52	$6,258,962	$(8,606,035)	$(2,347,021)

Issuance of common stock for services in first quarter 2010	-	-	320,000	- -	12,400	-	12,400

Net Income for the six months
Ended June 30, 2010	-	-	-	- -	-	54,281	54,281

Balance at June 30, 2010	-	$-	52,054.571	$52	$6,271,362	$(8,551,754)	$(2,280,340)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net income (loss)	$54,281	$(814,437)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values as restated for 2009 note N	37,119	624,890
Depreciation and amortization	22,998	34,830
Issuance of common stock for services	12,400	25,500
Provision for doubtful accounts	-	300,000
Changes in operating assets and liabilities:
Receivables	114,737	240,856
Inventories	15,179	12,159
Prepaid expenses	(11,014)	15,250
Employee advances	872	1,500
Accounts payable and accrued expenses	92,682	(345,143)

Cash provided by operating activities	339,254	95,405

INVESTING ACTIVITIES
Capital expenditures	-	_-

Cash used for investing activities	-	-

FINANCING ACTIVITIES
Repayment of debt	(322,004)	(165,403)

Cash used for financing activities	(322,004)	(165,403)

NET INCREASE (DECREASE) IN CASH	17,250	(69,998)

CASH BALANCE BEGINNING OF PERIOD	113,596	111,337

CASH BALANCE END OF PERIOD	$130,846	$41,339

Supplemental Disclosures:
Interest	$161,699	$165,195
Taxes	$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$305,728	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE A – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION POLICIES

1.           Nature of Operations

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

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America..

3.	Going Concern

At June 30, 2010, the Company had negative working capital of $1,923,730.  From inception, the Company has incurred a net loss $8,551,754.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE A –	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION POLICIES (continued)

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2010 and for the three months and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three months and six months ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10 –K filed May 19, 2010.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

1.           Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of MIT Holding, Inc. and Medical Infusion Technologies and MIT Ambulatory Care Center, Inc, the wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

2.           Use of Estimates

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

 (UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (continued)

3.    Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of June 30, 2010.

4.	Fair Value of Financial Instruments

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

5.   Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company derives most of its revenue from contracts with third party payors such as insurance      companies and Medicare and Medicaid programs.  Its billing are often settled lower by such payors.  An  allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

6.  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of pharmaceutical supplies and medical equipment.

7.   Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:
Furniture and fixtures	5- 7 years
Computer equipment	3- 7 years
Vehicles	5- 7 years

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (continued)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

8.	Long-Lived Assets

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

9.     Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

10.	Stock-Based Compensation

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (continued)

11.   Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 29,864 for the six months ended  June 30, 2010 and $ 12,352 for the six months ended  June 30, 2009.

12.   Income Taxes

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

13. Net Income (Loss) per Common Share

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

For the six months ended June 30, 2010 and 2009, diluted weighted average number of common shares outstanding exclude 3,793,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES (continued)

14. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

15. Recent Accounting Pronouncements

Certain accounting pronouncements have been issue by FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2010	December 31, 2009
Ambulatory care	$459,547	$526,744
Infusions	436,055	797,502
Durable medical equipment	226,332	523,078
Wholesale	-	51,470

Total	1,121,934	1,898,794

Allowance for doubtful accounts	(579,355)	(1,241,477)

Net	$542,579	$657,317

The allowance for doubtful accounts changed as follows:

	Six months ended June 30, 2010	Six months ended June 30,2009
Balance, beginning of year	$1,241,477	$998,149
Provision for doubtful accounts		300,000
Writeoffs	(662,122)	(192,764)

Ending Balance	$579,355	$1,105,385

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE E – INVENTORIES

Inventories consist of:

	June 30, 2010	December 31, 2009
Ambulatory care	$75,037	$81,868
Infusions	58,362	63,675
Durable medical equipment	33,350	36,385
Wholesale	-

Total	$166,749	$181,928

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	June 30, 2010	December 31,2009
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable tonon-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(117,927)	(97,929)

Total	$82,073	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note O).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)
NOTE G – DEBT

The Company’s debt is as follows:	June 30,	December 31,
	2010	2009
Globank, Inc., interest at 60% payable monthly, due in full on	July 29, 2010
Globank and the Company are in negotiations to renegotiate
the terms of this note and the Company hopes to finalize this
renegotiation by the end of the third quarter of 2010.	500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	89,516	146,038

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	1,291	8,151

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	37,500	142,565

Suntrust Bank Fixed Rate Term Note, interest at 10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by the Company’s Chief Executive Officer	294,670	-

Note for legal fees, interest at 0%, past due	-	142,500
Total	922,977	939,254
Current portion of debt	695,436	939,254
Long – term debt	$227,541	$-

Maturities of Long-term debt at June 30, 2010 are as follows:

Years ending June 30,	Amount
2011	690,093
2012	74,158
2013	81,924
2014	76,800
$922,977

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE I –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

At June 30, 2010, the fair values of the financial instruments consisted of:

	Common
	Shares	Fair
	Equivalent	Value
Series A Convertible Preferred Stock	3,793,460	$189,673
Warrants	8,168,780	24,507

Total financial instruments	11,962,240	$214,180

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2010:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	322,619
Balance, March 31,2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance, June 30, 2010	11,962,240	$214,180

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE J – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of June 30, 2010, there are 1,896.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of  $1,896,730 for the 1,896.73 shares issued and outstanding as of June 30, 2010 and December 31, 2009.

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $381,184 and $295,831 at June 30, 2010 and December 31, 2009, respectively.

NOTE K – ISSUANCE OF COMMON STOCK

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total. In the fourth quarter of 2009, the Board of Directors authorized the issuance of 2,139,937 shares of common stock to Board Members valued at prices ranging from $0.04 per share to $0.76 per share, or $148,352 total.  The Company included the $173,582 estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2009 and increased common stock and additional paid-in capital by the same amount.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE K – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total.  The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2010 and increased common stock and additional paid-in capital by the same amount.

NOTE L – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the six months ended June 30, 2010 follows:

Common Shares Equivalent

	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2010	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE L – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at June 30, 2010 and December 31, 2009 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at June 30, 2010 and December 31, 2009 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,168,780	$0.75	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012

Total:	8,418,780

NOTE M – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six Months ended June 30,
	2010	2009
Expected income tax expense (benefit) at 34%	$18,455	$(258,453)
Non-deductible stock-based compensation	4,216	8,670
Non-deductible expense (non-taxable income)
from revaluation of equity-based financial instruments
with characteristics of liabilities at fair values	9,373	212,462
Change in valuation allowance	(32,044)	37,321

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE M – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	June 30, 2010	December 31, 2009

Allowance for doubtful accounts	$318,680	$422,102
Net operating loss carryforward	981,934	927,152
Total	1,300,614	1,349,254
Less valuation allowance	(1,300,614)	(1,349,254)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,300,216 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,825,335 as of June 30, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at June 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $2,888,044 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $16,125 in year 2030.

NOTE N – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT International / Provector
•	Durable Medical Equipment - “DME”
•	MIT Ambulatory Care Center -“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE N – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at June 30, 2010 and 2009 and for the six months then ended:

	Medical
	Infusion	International	Ambulatory
	- MIT	/ Provector	Care	DME	Combined
2010
Revenue	$2,162,912	$-	$1,046,645	$202,157	$3,411,714
Income (loss) from operations	142,940	(293,485)	366,007	37,637	253,099
Depreciation and amortization	22,998	-	-	-	22,998
Assets	646,904	-	291,255	39,527	997,686

2009
Revenue	$1,428,346	$-	$1,624,457	$223,871	$3,276,674
Income (loss) from operations	115,666	(145,866)	129,572	(123,724)	(24,352)
Depreciation and amortization	34,830	-	-	-	38,830
Assets	470,259	839,303	495,210	396,114	2,200,886

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE O - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year. Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company was obligated to pay its chief operating officer a salary of approximately  $117,000 per year through May 10, 2010 and on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of ( i ) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and ( ii) the proceeds, if any, received by her from the sale of any of the 312,500 shares.  As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company. This agreement has been verbally extended and amended to defer the $625,000 common stock market value contingent liability of  the Company until 2012.

Pursuant to an Employment Agreement with the  Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company was obligated to pay its pharmacist in charge a salary of approximately  $40,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of ( i ) the market value of the remainder of the 250,000 unsold shares  issued to him on June 7, 2007 and ( ii) the proceeds, if any, received by him from the sale of any of the 250,000 shares.  As part of the agreement, the pharmacist in charge agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.  This agreement has been verbally extended and amended to defer the $500,000 common stock market value contingent liability of  the Company until 2012.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE O - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $11,154 and $10,925 for the three months ended and $23,308 and $21,852 for the six months ended June 30, 2010 and 2009, respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE P– RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the six months ended June 30, 2009 in order to correct errors relating to (1) the failure to account for the Series A Convertible Preferred Stock and warrants as liabilities as and reflect changes in fair values in operations in accordance with EITF Issue No. 07-05 (see note G) and (2) the failure to reflect the $56,902 increase in cumulative dividends payable on Series A Preferred Stock as a reduction of net income to arrive at net income attributable to common stockholders.

The effect of the restated adjustments on the Consolidated Statement of Operations for the six months ended June 30, 2009 follows:

	As Previously		As
	Reported	Adjustments	Restated

Income from operations	$(24,352)	$-	$(24,352)

(Loss) from revaluation of equity-based Financial instruments with characteristics of liabilities at fair values	-	(624,868)	(624,868)

Interest Expense	(165,195)	-	(165,195)
Loss before provision for Income Taxes	(189,547)	(624,890)	(814,437)
Provision for Income taxes	-	-	-
Net Loss	(189,547)	(624,890)	(814,437)
Increase in cumulative dividends payable on Series A Preferred Stock	-	(56,902)	(56,902)
Net loss attributable to common stockholders	$(189,547)	$(681,792)	$(871,339)

Net loss per common share	$0.00	$0.00	$0.00

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(UNAUDITED)

NOTE Q – SUBSEQUENT EVENTS

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area.  Although all of the Company’s revenues in 2009 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing ProVector©BTi , to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them. The Company is seeking a grant to fund the production and distribution of the product. In connection with its attempt to obtain this grant, the Company is in discussions with a not-for-profit organization to obtain the grants necessary to be able to deliver Provector to countries in need.  However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide sales of this malaria fighting product The Company is also providing technical information to foreign governments which are interested in pursuing the Provector as well.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended June 30, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009.

Revenues

Consolidated revenues for the six months ended June 30, 2010 were $3,411,715, as compared $3,276,674 for the six months ended June 30, 2009, representing an increase of $135,041 or 4.1%. Consolidated cost of sales for the  six months ended June 30, 2010  were $1,395,664 or 40.9% of sales as compared to cost of sales for the previous period ended June 30, 2009 of $1,349,035 or 41.2% of sales. This resulted in a gross profit for the period of $2,016,051 or 59.1% as compared to gross profit for the same period in 2009 of $1,927,639 or 58.8%

Consolidated revenues for the three months ended June 30, 2010 were $1,734,579, as compared $1,704,272 for the three months ended June 30, 2009, representing an increase of $30,307 or 1.8%. Consolidated cost of sales for the three months ended June 30, 2010 were $687,026 or 39.6% of sales as compared to cost of sales for the previous period ended June 30, 2009 of $683,132 or 40.1% of sales. This resulted in a gross profit for the three month period of $1,047,553 or 60.4% as compared to gross profit for the same period in 2009 of $1,021,140 or 59.9%.

The minor increase in consolidated revenues for the period reflects the continuing flat trend on a quarter to quarter basis over the last several quarters. Continued use of mail order drugs led to little change in sales volume with a continued decrease in cost of sales.  The company has not participated in the Wholesale market in the recent periods. The company does not anticipate any significant activity in Wholesale in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it will reenter the wholesale distribution business if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT International-International / Provector
•	Medical Infusion Tech,DME-“DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company’s office facilities. MIT’s primary product lines are centered upon infusion therapy.

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

The following tables show the operations of the Company’s reportable segments:

For the Six Months ended June 30,

	Medical Infusion and MIT	International / Proector		Ambulatory Care	DME	Eliminations	Combined
2010
Revenue	$2,162,912		$-	$1,046,645	$202,157		$3,411,714
Income (loss) from operations	142,940		(293,485)	366,007	37,637		253,099
Interest expense	161,699		-	-	-		$161,699
Depreciation & amortization	22,998		-	-	-		$22,998
Assets	646,904		-	291,255	39,527		977,686
2009
Revenue	$1,428,346	$		$1,624,457	$223,871		$3,276,674
Income (loss) from operations	115,666		(145,866)	129,572	(123,724)		(24,352)
Interest expense	165,195		-	-	-		$165,195
Depreciation & amortization	34,830		-	-	0		$34,830
Assets	470,259		839,303	495,210	396,114		2,200,886

Operating Expenses

Total operating expenses decreased $189,039 or 9.7% to $1,762,952, for the 6 months ended June 30, 2010 from $1,951,991 for the same period in 2009 and income (loss) from operations taxes increased by -1,139.3% from ($24,352) or $277,451 to $253,099 from 2009. The decrease in operating expense is attributable to the decrease in bad debt expense and Consulting fees and offset by increase in legal and accounting fees and costs associated with ProVector.

•
Salaries and payroll related costs decreased $3,971 to $908,737 from $912,708 for the six months ended June 30, 2010 or a reduction of .4 % over the period ended June 30, 2009  and increased $32,157 from $485,477 to $517,634 for the three months ended June 30, 2010, or an increase of 6.6% over the three months ended  June 30, 2009 . The increase was due primarily to the increase of personnel in the sales and marketing areas and personnel support expenses relating to additional personnel.

•
Selling, general and administrative expenses increased by $126,764, or 18.0 % from $704,453, for the 6 months ended June 30, 2009 as compared to $831,217  for the same period in 2010. The increase was due primarily to increases in legal and accounting expenses due to increased accounting fees and in costs related to the ProVector product line including preliminary marketing costs and costs relating to obtaining permits to distribute product.  Consulting fees for the period decreased in 2010 for fees relating to the company billing system and for special projects such as ProVector.  Costs for ProVector excluding payroll costs was $160,826, legal and professional expenses for the period were $124,933; consulting fees of $138,330; insurance expense of $71,411; office expense of $57,603;  Rent expense of  $55,898.Advertising of $29,865; travel and entertainment was $19,942, telephone of $19,694 and utility expense of $14,891. We anticipate seeing these expenditures increasing as the ProVector Project continues in subsequent periods.  Interest expense decreased 2.1% from $165,195 to $161,699 due to the declining balance on bank loans and credit card balances. Bad debt expense was not increased in the six months ended June 30, 2010 as management deemed the current reserve to be adequate.

.
•
For the three months ended June 30, 2010, selling, general and administrative expenses were $478,074 as compared to $645,319 in 2009, a decrease of $167,245 or 25.9% that is attributable to increased legal and accounting  fees, marketing costs, and office expense offset by decreased consulting fees used for the Company billing system.  For the three months ended June 30, 2010, we had the following expenses: legal and accounting fees of $101,128, consulting fees  $74,016, employee benefits and payroll related costs of $66,748, insurance expense of $34,631, rent expense of $25,159, office expense of $29,113, advertising of $21,036,  and telephone expense of $10,052

•
Depreciation and amortization decreased $11,832 or 33.9% to $22,998  for the six months ended June 30, 2010 as compared to $34,830 for the same period in 2009 and decreased $7,416 or 42.6% to $9,999 for the three months ended June 30, 2010 as compared to $17,415 for the same period in 2009. The decrease was mainly attributable to the number of fully depreciated assets in the company and management limiting capital spending.

Operating Income (loss)

Operating income (loss) increased $277,451 or 1,139.3% to $253,099 for the six months ended June 30, 2010 from ($24,352) for the same period ended June 30, 2009 and increased $168,817, or 132.9%, to $41,846 from ($126,971) for the three months ended June 30, 2009.  This is primarily attributable to lower expense for allowance for bad debts in 2010 offset by higher professional fees and payroll costs.

Net income (loss)

Pretax income (loss) increased $868,718 to $54,281 for the six months ended June 30, 2010 from ($814,437) for the same period ended June 30, 2009 and increased $1,258,355 to $255,791 from ($1,002,564) for the three months ended June 30, 2009.  This is primarily attributable to the valuation expense recorded in 2009 relating to equity instruments with the characteristics of liabilities.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $130,846, as compared to $111,596 at December 31, 2009. For the six months ended June 30, 2010, net cash provided by operating activities aggregated $339,254 as compared to cash provided by operating activities for the six months ended June 30, 2009 of $95,405.  As of June 30, 2010, we were funded primarily through operations. The principal financing activities for the six months ended June 30, 2010 consisted of repayment of debt of $322,004 as compared to $165,403 for the six months ended June 30, 2009.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan is for 24 months, is not prepayable and is secured by all of the assets of the Company. The Globank note is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.  The proceeds of the loan were used to repay Northern Healthcare in full and provide working capital.  The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, and to pay certain suppliers.   Despite the high interest rate, the Company believes that the financing will improve the Company’s liquidity because the Company was able to terminate its relationship with Northern Health Care and thereby retain the proceeds of all receivables. .  Globank and the Company are in negotiations to renegotiate the terms of this note and the Company hopes to finalize this renegotiation by the end of the third quarter of 2010.

At December 31, 2008, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and the inability to prepay the loan to Globank may adversely our ability to secure additional financing. The collection of accounts receivable continues to be slower than management would prefer.   Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The development of ProVector TM has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in late 2010 should adequate financing be obtained. The Company is actively promoting the viability of the ProVector TM .to entities that could provide working capital and provide means to distribute the ProVector TM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2010, we were not engaged in any litigation.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our Chief Executive Officer, William C. Parker, and Principal Financial Officer, John Sabia, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Removed and Reserved.

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

MIT HOLDING, INC.

DATE: August 14, 2010	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ John Sabia
John Sabia, the Principal Financial Officer
(principal financial officer)