Form 10-Q
period 2010-09-30
MIT Holding, Inc.
filed 2010-11-15
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

N/A
__________________________________________________
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
Yes  ☐    No  ☒

The number of shares of common stock, no par value per share, outstanding as of November 12, 2010 was 52,254,571

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2010

INDEX

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	F-2

Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009	F-3

Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009	F-4

Consolidated Statement of Stockholders’ Deficiency for the three months ended September 30, 2010	F-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 - F-25

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$88,252	$113,596
Accounts receivable, net of allowance for doubtful accounts of $452,894 and $1,241,477, respectively	587,527	657,317
Inventories	179,152	181,928
Employee advances	6,192	2,258
Prepaid expenses	54,686	40,000

Total current assets	915,809	995,099

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $123,373, respectively	3,039	6,039

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $127,926 and $97,929, respectively	72,074	102,071

Total other assets	72,074	102,071

TOTAL ASSETS	$990,922	$1,103,209

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,193,715	$2,333,915
Current portion of debt	632,112	939,254

Total current liabilities	2,825,827	3,273,169

LONG-TERM DEBT	213,935	-

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,896.73shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	143,738	151,738
Warrants	9,803	25,323
	153,541	177,061
TOTAL LIABILITIES	3,193,303	3,450,230

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 52,254,571 and 51,734,571 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	6,279,362	6,258,962
Accumulated deficit	(8,481,795)	(8,606,035)

Total stockholders' (deficiency)	(2,202,381)	(2,347,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$990,922	$1,103,209

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	September 30, 2010	September 30, 2009
Revenue

Sales and services rendered	$1,807,622	$1,613,101

Cost of medical supplies	701,518	628,960

Gross profit	1,106,104	984,141

Operating Expenses
Salaries and payroll cost	444,412	264,339
Selling, general and administrative	459,842	489,760
Provision for doubtful accounts	84,000	786,993
Depreciation and amortization	9,999	15,300

Total operating expenses	998,253	1,556,392

Income (loss) from operations	107,851	(572,251)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	52,639	403,718
Interest expense	(90,531)	(84,993)
Total other income (expense)	(37,892)	318,725

Income (loss) before provision for income taxes	69,959	(253,526)

Provision for income taxes	-	-

Net income (loss)	69,959	(253,526)

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	8,451	28,451

Net income (loss) attributable to common stockholders	$61,508	$(281,977)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	51,880,349	49,169,634

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	September 30, 2010	September 30, 2009
Revenue

Sales and services rendered	$5,219,337	$4,889,775

Cost of medical supplies	2,097,182	1,872,265

Gross profit	3,122,155	3,017,510

Operating Expenses
Salaries and payroll cost	1,353,149	1,382,079
Selling, general and administrative	1,291,059	1,094,910
Provision for doubtful accounts	84,000	1,086,993
Depreciation and amortization	32,997	50,130

Total operating expenses	2,761,205	3,614,112

Income (loss) from operations	360,950	(596,602)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	15,520	(221,173)
Interest expense	(252,230)	(250,188)
Total other income (expense)	(236,710)	(471,361)

Income (loss) before provision for income taxes	124,240	(1,067,963)

Provision for income taxes	-	-

Net income (loss)	124,240	(1,067,963)

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	65,353	85,353

Net income (loss) attributable to common stockholders	$58,887	$(1,153,316)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	51,880,349	49,452,967

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock , $.000001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2009	51,734.571	52	$6,258,962	$(8,606,035)	$(2,347,021)

Issuance of common stock for services in first quarter 2010	320,000	-	12,400	-	12,400

Conversion of preferred stock to common stock in third quarter 2010	200,000	-	8,000	-	8,000
Net Income for the nine months
Ended September 30, 2010	-	-	-	124,240	124,240

Balance at September 30, 2010	52,254.571	$52	$6,279,362	$(8,481,795)	$(2,202,381)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income (loss)	$124,240	$(1,067,963)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)	(15,520)	221,173
Depreciation and amortization	32,997	50,130
Issuance of common stock for services	12,400	25,500
Provision for doubtful accounts	84,000	1,086,993
Changes in operating assets and liabilities:
Receivables	(14,210)	299,307
Inventories	2,776	(25,727)
Prepaid expenses	(14,686)	(14,750)
Employee advances	(3,934)	(1,265)
Accounts payable and accrued expenses	165,528	(295,378)

Cash provided by operating activities	373,591	278,020

INVESTING ACTIVITIES
Capital expenditures	-	(6,000)

Cash used for investing activities	-	(6,000)

FINANCING ACTIVITIES
Repayment of debt	(398,935)	(239,960)

Cash used for financing activities	(398,935)	(239,960)

NET INCREASE (DECREASE) IN CASH	(25,344)	32,060

CASH BALANCE BEGINNING OF PERIOD	113,596	111,337

CASH BALANCE END OF PERIOD	$88,252	$143,397

Supplemental Disclosures:
Interest paid	$252,229	$250,188
Taxes paid	$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$305,728	$-
Conversion of Convertible Preferred Stock to Common Stock	$8,000	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc. and MIT Ambulatory Care Center, Inc., wholly-owned subsidiaries.

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

3.	Going Concern

At September 30, 2010, the Company had negative working capital of $1,910,018.  From inception, the Company has incurred an accumulated deficit of $8,481,795.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

 The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three months and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three months and nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10–K/A filed May 19, 2010.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.         Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of MIT Holding, Inc. and Medical Infusion Technologies, Inc. and MIT Ambulatory Care Center, Inc., wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

2.         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

 (UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2010.

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

 September 30, 2010

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

Sales and services rendered are recorded when products and services are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

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

September 30, 2010

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 84,294 for the nine months ended September 30, 2010 and $ 65,447 for the nine months ended September 30, 2009.

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

For the nine months ended September 30, 2010 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2010	December 31, 2009
Ambulatory care	$428,177	$526,744
Infusions	466,837	797,502
Durable medical equipment	145,407	523,078
Wholesale	-	51,470

Total	1,040,421	1,898,794

Allowance for doubtful accounts	(452,894)	(1,241,477)

Net	$587,527	$657,317

The allowance for doubtful accounts changed as follows:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Balance, beginning of year	$1,241,477	$998,149
Provision for doubtful accounts	84,000	1,086,993
Writeoffs	(872,583)	(495,861)

Balance, end of period	$452,894	$1,589,281

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE E – INVENTORIES

Inventories consist of:

	September 30, 2010	December 31, 2009
Ambulatory care	$80,716	$81,868
Infusions	73,482	63,675
Durable medical equipment	24,954	36,385
Total	$179,152	$181,928

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	June 30, 2010	December 31,2009
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(127,926)	(97,929)

Total	$72,074	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE G – DEBT

The Company’s debt is as follows:

	September 30,	December 31,
	2010	2009
Globank, Inc., interest at 60% payable monthly, due in full on July 29,2010; Globank and the Company are in negotiations to renegotiate the terms of this note and the Company hopes to finalize this renegotiation by the end of 2010.	$500,000	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	64,432	146,038

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	-	8,151

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	-	142,565

Suntrust Bank Fixed Rate Term Note, interest at 10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	281,615	-

Note for legal fees, interest at 0%, past due	-	142,500
Total	846,047	939,254
Current portion of debt	632,112	939,254
Long – term debt	$213,935	$-

Maturities of debt at September 30, 2010 are as follows:

Years ending September 30,	Amount
2011	$632,112
2012	75,371
2013	83,264
2014	55,300
$846,047

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE H –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	September 30, 2010		December 31,2009
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	$153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2010:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance, March 31,2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance, June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance, September 30, 2010	11,762,240	$153,541

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of September 30, 2010, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of September 30, 2010 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $361,184 and $295,831 at September 30, 2010 and December 31, 2009, respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total.  The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2010 and increased common stock and additional paid-in capital by the same amount.

In the third quarter of 2010, a holder of Series A Convertible Preferred Stock elected to convert 100 shares owned into 200,000
Shares of Common Stock.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2009 and for the nine months ended September 30,
2010 follows:

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2010	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at September 30, 2010 and December 31, 2009 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at September 30, 2010 and December 31, 2009 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine months ended September 30,
	2010	2009
Expected income tax expense (benefit) at 34%	$23,786	$(86,199)
Non-deductible stock-based compensation	4,216	8,670
Non-deductible expense (non-taxable income)from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(5,277)	75,199
Change in valuation allowance	(22,725)	2,330

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	September 30, 2010	December 31, 2009
Allowance for doubtful accounts	$153,984	$422,102
Net operating loss carryforward	1,154,090	927,152
Total	1,308,074	1,349,254
Less valuation allowance	(1,308,074)	(1,349,254)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of September 30, 2010 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at September 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

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

September 30, 2010

(UNAUDITED)

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at September 30, 2010 and 2009 and for the nine months then ended:

	Medical
	Infusion	International	Ambulatory
	- MIT	/ Provector	Care	DME	Combined
2010
Revenue	$1,620,970	$-	$3,330,026	$268,341	$5,219,337
Income (loss) from operations	484,389	(447,510)	305,517	18,554	360,950
Depreciation and amortization	32,997	-	-	-	32,997
Assets	568,582	-	315,274	107,066	990,922

2009
Revenue	$1,927,108	$-	$2,627,207	$335,460	$4,889,775
Income (loss) from operations	(272,280)	(424,161)	244,521	(144,682)	(596,602)
Depreciation and amortization	50,130	-	-	-	50,130
Assets	(41,810)	505,778	655,100	399,783	1,518,851

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

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

Lease Agreements

The following are the key terms of MIT’s lease agreements:

The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 is on a month to month lease basis. The rent is $4,180 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. The leases for Suites 202 and 204 each commenced November 1, 2004 and are now on a month to month lease basis. The monthly rent on Suite 202 is $1,360, and the monthly rent on Suite 204 is $1,123. This lease was amended on September 6, 2008 to include Suite 206 at a monthly rent of $1,158 per month ending on November 30, 2009.  This lease is personally guaranteed by William C. Parker.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $71,182 and $70,397 for the nine months ended September 30, 2010 and 2009, respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(UNAUDITED)

NOTE O– RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the nine months ended September 30, 2009 in order to correct errors relating to (1) the failure to account for the Series A Convertible Preferred Stock and warrants as liabilities and reflect changes in fair values in operations in accordance with EITF Issue No. 07-05 (see note H) and (2) the overstatement of the increase in cumulative dividends payable on Series A Preferred Stock as a result of the overstated number of issued and outstanding shares of Series A Preferred Stock.

The effect of the restated adjustments on the Consolidated Statement of Operations for the nine months ended September 30, 2009 follows:

	As
	Previously		As
	Reported	Adjustments	Restated
Income from operations	$(596,602)	$-	$(596,602)

(Loss) from revaluation of equity-based Financial instruments with characteristics of liabilities at fair values	-	(221,173)	(221,173)

Interest Expense	(250,188)	-	(250,188)
Loss before provision for Income Taxes	(846,790)	(221,173)	(1,067,963)
Provision for Income taxes	-	-	-
Net Loss	(846,790)	(221,173)	(1,067,963)
Increase in cumulative dividends payable on Series A Preferred Stock	156,505	(71,152)	85,353
Net loss attributable to common stockholders	$(1,003,295)	$(150,021)	$(1,153,316)

Net loss per common share	$(0.02)	$(0.00)	$(0.02)

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area.  Although all of the Company’s revenues in 2010 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing ProVector© BTi , to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them. The Company is seeking a grant to fund the production and distribution of the product. In connection with its attempt to obtain this grant, the Company is in discussions with a not-for-profit organization to obtain the grants necessary to be able to deliver Provector to countries in need.  However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide sales of this malaria fighting product The Company is also providing technical information to foreign governments which are interested in pursuing the Provector as well.

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

Our significant accounting policies are summarized in Note A to our financial statements for the nine months ended September 30, 2010. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009.

Revenues

Consolidated revenues for the nine months ended September 30, 2010 were $5,219,337, as compared $4,889,775 for the nine months ended September 30, 2009, representing an increase of $329,562 or 6.7%. Consolidated cost of sales for the  nine months ended September 30, 2010  were $2,097,132 or 40.2% of sales as compared to cost of sales for the previous period ended September 30, 2009 of $1,872,265 or 38.3% of sales. This resulted in a gross profit for the period of $3,122,155 or 59.8% as compared to gross profit for the same period in 2009 of $3,017,510 or 61.7%

Consolidated revenues for the three months ended September 30, 2010 were $1,807,622, as compared $1,613,101 for the three months ended September 30, 2009, representing an increase of $194,521 or 12.1%. Consolidated cost of sales for the three months ended September 30, 2010 were $701,518 or 38.8% of sales as compared to cost of sales for the previous period ended September 30, 2009 of $628,960 or 39.0% of sales. This resulted in a gross profit for the three month period of $1,106,104 or 61.2% as compared to gross profit for the same period in 2009 of $984,141 or 61.0%.

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

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

The following tables show the operations of the Company’s reportable segments:

For the Nine months ended September 30,

	Medical Infusion and MIT	International /Provector	Ambulatory Care	DME	Eliminations	Combined
2010
Revenue	$1,620,970	$-	$3,330,026	$268,341		$5,219,337
Income (loss) from operations	484,389	(447,510)	305,517	18,554		360950
Interest expense	252,229	-	-	-		$252,229
Depreciation & amortization	32,997	-	-	-		$32,997
Assets	568,582	-	315,274	107,066		990,922
2009
Revenue	$1,927,108	$-	$2,627,207	$335,460		$4,889,775
Income (loss) from operations	(272,280)	(424,161)	244,521	(144,682)		(596,602)
Interest expense	250,188	-	-	-		$250,188
Depreciation & amortization	50,130	-	-	-		$50,130
Assets	(41,810)	505,778	3,325,338	399,783		1,518,851

Operating Expenses

Total Operating expenses decreased $852,907 or 23.6% to $2,761,205 for the 9 months ended September 30, 2010 from $3,614,112 for the same period in 2009 and income (loss) from operations increased by 160.5% or $957,553 from ($596,602) to $360,950 from 2009. The decrease in operating expense is attributable to the decrease in bad debt expense and offset by increase in legal and accounting fees and marketing costs.

•
For the nine months ended September 30, 2010, selling, general and administrative expenses were $1,291,059 as compared to $1,094,910 in 2009, an increase of $196,149 or 17.9% that is attributable to increased legal and accounting  fees, marketing costs, and consulting fees offset by a decrease in interest fees.  For the nine months ended September 30, 2010, we had the following expenses: legal and accounting fees of $223,640, consulting fees  $225,446, employee benefits and payroll related costs of $184,892, insurance expense of $111,283, marketing expense of 84,294,  rent expense of $82,623, and office expense of $71,256.

For the three months ended September 30, 2010, selling, general and administrative expenses were $459,566 as compared to $489,760 in 2009, a decrease of $29,918 or 6.1% that is attributable to minor increases in  legal and accounting fees, marketing costs, and consulting expense.  For the three months ended September 30, 2010, we had the following expenses: legal and accounting fees of $98,706, consulting fees  $87,115, employee benefits and payroll related costs of $57,574, marketing expense of $54,429, insurance expense of $39,872, rent expense of $26,724, office expense of $13,652, and telephone expense of $10,057.

•
Depreciation and amortization decreased $17,133 or 34.2% to $32,997 for the nine months ended September 30, 2010 as compared to $50,130 for the same period in 2009 and decreased $5,301 or 34.6% to $9,999 for the three months ended September 30, 2010 as compared to $15,300 for the same period in 2009. The decrease was mainly attributable to the number of fully depreciated assets in the company and management limiting capital spending.

Operating Income (loss)

Operating income (loss) increased $957,553 or 160.5% to $360,950 for the nine months ended September 30, 2010 from ($596,602) for the same period ended September 30, 2009 and increased $680,102, or 118.9%, to $107,850 from ($572,251) for the three months ended September 30, 2009.  This is primarily attributable to lower expense for allowance for bad debts in 2010 offset by higher professional fees and payroll costs.

Net income (loss)

Pretax income (loss) increased $1,192,203 to $124,240 for the nine months ended September 30, 2010 from ($1,067,963) for the same period ended September 30, 2009 and increased $323,485 to $69,959 from ($253,526) for the three months ended September 30, 2009.  This is primarily attributable to the valuation expense recorded in 2009 relating to equity instruments with the characteristics of liabilities.

Liquidity and Capital Resources

As of September 30, 2010, the company had cash of $88,252, as compared to $113,596 at December 31, 2009. For the nine months ended September 30, 2010, net cash provided by operating activities aggregated $373,591 as compared to cash provided by operating activities for the nine months ended September 30, 2009 of $278,020.  As of September 30, 2010, we were funded primarily through operations. The principal financing activities for the nine months ended September 30, 2010 consisted of repayment of debt of $398,935 as compared to $239,360 for the nine months ended September 30, 2009.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan bears interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The loan matured on September 1, 2010 and is secured by all of the assets of the Company. The Globank note is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.  The proceeds of the loan were used to repay Northern Healthcare in full and provide working capital.  The balance of the proceeds was used to pay a portion of the loan due Coastal Bank, and to pay certain suppliers.   Despite the high interest rate, the Company believes that the financing improved the Company’s liquidity because the Company was able to terminate its relationship with Northern Health Care and thereby retain the proceeds of all receivables. .  Globank and the Company are in negotiations to renegotiate the terms of this note and the Company hopes to finalize this renegotiation by the end of 2010.

At December 31, 2008, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and the failure to pay the loan to Globank when due may adversely our ability to secure additional financing.  Globank could declare the loan in default and pursue its remedies, which would adversely affect our operations.  The collection of accounts receivable continues to be slower than management would prefer.   Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The development of ProVector TM has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in late 2010 should adequate financing be obtained. The Company is actively promoting the viability of the ProVector TM .to entities that could provide working capital and provide means to distribute the ProVector TM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2010, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: November 12, 2010	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)