Form 10-K
period 2010-12-31
MIT Holding, Inc.
filed 2011-04-19
CIK 1367416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of Aprl 12, 2011, the registrant had 57,296,571 shares of common stock issued and outstanding.

At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates was $ 1,398,995   based upon 27,979,995 shares held by non-affiliates, and the average of the bid price and the asked price of $.05,per share.

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

MIT Holding, Inc.

TABLE OF CONTENTS

		Page
	Part I
Item
1.	Description of Business	1
1A.	Risk Factors	9
2.	Description of Property	15
3.	Legal Proceedings	15
4.	Reserved	15
	Part II
5.	Market for Common Equity and Related Stockholder	15
6.	Selected Financial Information	17
7.	Management’s Discussion and Analysis or Plan of Operation	17
8.	Financial Statements	F-1 – F-24
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
9A.	Controls and Procedures	21
9B.	Other Information	22
	Part III
10.	Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of	22
	the Exchange Act
11.	Executive Compensation	25
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	28
	Matters
13.	Certain Relationships and Related Transactions	29

14.	Principal Accountant Fees and Services	30
	Other
15.	Exhibits, Financial Statement Schedules
	Signature Page	31

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

MIT Business and Operations

Overview

Through its three subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. These services are carried out through a full service compounding pharmacy in Savannah, Georgia. In 2010, MITRX Corporation was formed to operate direct mail pharmacies and specialty pharmacies in locations outside Savannah. GA.

Strategy

MIT’s strategy is to continue marketing efforts in the Savannah and surrounding areas for its core clinical business in Infusion Technology, Ambulatory Care and Durable Medical Equipment (DME). 2010 saw a minor increase in revenues for all divisions of the company due to contraction of the economy which led to decreases in referrals and therapies administered over the last 2 years.  The demand for these services is created through local physicians, hospitals and insurance companies and should continue to provide an array of therapies for our pharmacy based clinic in Savannah. The Company is no longer devoting substantial resources to wholesale activity, but this focus may change if market conditions and the Company’s financial condition improve.

MIT in 2010 continued to expend substantial effort to evaluate and confirm the efficacy of ProVectorBt, a proprietary biopesticide product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars. This product potentially reduces the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus by killing adult mosquitoes and reducing mosquito population. MIT intends to market ProVector™ through international distribution channels to developing nations.

In order for MIT to expand into international markets and other domestic areas, MIT believes that it will need additional financing. There can be no assurance that MIT will expand into international markets or that it can obtain additional financing on favorable terms, if at all.

Strategic Relationship with Georgia Southern University and Dr. Thomas Kollars, Jr.

In October 2007, MIT signed a sponsored program agreement with Georgia Southern University Research & Service Foundation, Inc.  (“GSURSF”), a research division of Georgia Southern University, to research and develop products to stop the spread of infectious diseases. Pursuant to the agreement, MIT and Georgia Southern funded research at the university. Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”), GSURSF’s Chief Scientific Advisor and Director of the Biodefense and Infectious Disease Laboratory and Associate Professor of Epidemiology in the Jiann-Ping Hsu College of Public Health, Georgia Southern University, will oversee the project. Although the agreement with Georgia Southern terminated in August 2008, MIT has continued working with Dr. Kollars and his team of experts to develop the ProVectorBt, and obtain certification as to the efficacy of ProVectorBt.  This certification was completed by GSURSF on November 27, 2008.  .  Dr. Kollars has developed prototypes of the ProVector Bt flower that are being tested as we develop a commercial bio-pesticide product.  The initial product, ProVectorTM Bt, will be only be available internationally as necessary EPA approval for US use is in the early stage of development and may take up to six months or more to achieve. The company has registered with the EPA and received its registration number. The paperwork for an EPA establishment number which will allow us to immediately market the product for sale overseas has been applied for and received. MIT is in discussion with potential distributor candidates but formal agreements are not in place at this time. It is essential for us to develop agreements with distributors overseas who already have established relationships with the governments where the product is to be sold. MIT does not have the personnel, the funds or time frame to set up its own distribution network to provide ProVector to the world market.

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

Our Suppliers

MIT purchases the majority of its products for domestic sales from six major distributors and several minor distributors. In 2010 the three major distributors supplied approximately 87.8% of the Company’s purchasing needs with the other 12.2% from the other distributors.  The Company does not have long-term contracts or arrangements with any of these distributors.  The loss of certain of these distributors could have a material adverse effect on our operations, although most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of MIT’s patients. However, some pharmaceuticals are only available through the manufacturer and may be subject to limits on distribution. In such cases, MIT needs to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet its patients’ needs. We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products

In 2008, MIT began utilizing a procurement process commonly called “mail order” supply.   This process provides drugs used in various therapies directly to the patient and MIT’s involvement is to administer the drugs so supplied to the patient.  This results in a reduction in revenue to the company with a corresponding reduction in cost of sales.

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

MIT’s primary product lines are centered upon infusion therapy.  During 2010, approximately 31% of infusion therapy revenue came from home infusion therapies and 63.9% from clinic infusion therapies. In 2010, IVIG and Remicade® products accounted for approximately 55.1% of therapies dispensed at MIT’s ambulatory centers. Remicade ® (infliximab), the leading infusion product administered at the ambulatory center, is prescribed primarily for arthritis related conditions. It is a  bilogic treatment for a number of inflammatory issues.  Remicade® targets specific proteins in the body's immune system to help control the development of inflammation.

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

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2009 and December 31, 2010 respectively, 11.6% and 13.7% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 11.8% and 9.0% of our total accounts receivable, respectively, as of December 31, 2009 and December 31, 2010.

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

Recent Developments

On October 13, 2010 the Company entered into an exclusive agreement with Vivakor, Inc. Under the agreement, the Company obtained the exclusive right to distribute Vivakor’s Viva Thermic vials including the Viva Thermic Super-150 and Viva Thermic ULTRA-300 products worldwide.  Vivathermic vials are used for biological transportation  and storage.

On February 4, 2011, MITRX Corporation, a South Carolina corporation and subsidiary of MIT Holding Inc. ("MIT" or the "Company"), executed two stock purchase agreements (attached hereto as Exhibit 10.19 and 10.20) (the "Agreements"), pursuant to which it agreed to acquire one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc., owned by Lancelot D. Wright and John T. Crocker, Sr., and Palmetto Long Term Care Pharmacy, LLC a wholly owned subsidiary of Strategies Healthcare, Inc., which is owned by Lancelot D. Wright and Robert A. Williams. There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT's officers, directors or affiliates.

Pursuant to the terms of the purchase agreements, MITRX has acquired a fully operating home delivery/mail order pharmacy with annual gross sales of approximately Eighteen Million Dollars ($18,000,000) in exchange for the assumption of approximately $15,273,492 in total debt. The acquired companies have assets including but not limited to furniture, fixtures, licenses, government awards, private nursing home contracts, large individual customer bases and pharmaceutical equipment, including a PharmASSIST RobotX.

Effective March 18, 2011, MIT Holding Inc. (“MIT” or the “Company”) through its subsidiary, MITRX Corporation, executed a Letter of Intent (attached hereto as Exhibit 10.18) to acquire one hundred Percent (100%) of Fitte Enterprises, Inc dba CRD MedServices, LLC, a retail/mail order pharmacy with locations in Texas, South Caroline and Florida.  Per the letter of intent, the Company will acquire a fully operating retail/mail order pharmacy with licenses and government awards, mental health facility contracts and a large individual customer base in exchange for the assumption, by MITRX, of three hundred eighty thousand dollars ($380,000.00) in debt.

Employees

As of December 31, 2010, MIT employed 36 persons on a full-time basis of which 11 were involved in administration, 22 in medical services, and 3 for durable medical equipment.  None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $7,088,493 in 2010 and had receivables of $1,044,496 as of December 31, 2010, our inability to achieve sufficient increases  in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.  Revenues declined in 2009 to $6,400,042 from $9,510,626 in 2008. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On August 1, 2008, we received a term loan from Globank, Corp. (“Globank”) in the amount of $500,000 and used the proceeds to pay off our obligation to a factor.  The term loan from Globank, Corp. matured on July 31, 2010.  This loan was replaced by a new loan in 2010 with Globank (the “New Loan”).  This New Loan accrues interest at a rate of 14.9% per annum and matures on December 31, 2013.  The terms of the New Loan requires monthly payments of accrued interest payments plus principal payments of $1,000 per month. A balloon payment of $1,002,727 is due on the maturity date. The New Lloan is secured by our assets and guaranties of the Company’s chief executive officer and our three subsidiaries

We rely on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2010 over 11% of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

Our business strategy is to develop the sales of ProVector™ in the international market. Our ability to implement its plans will depend primarily on the ability to attract distributors in targeted markets where malaria, dengue fever or West Nile disease are present.  Development of a distribution network throughout the world will determine our sales and growth rate for Provector in 2011. MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time.  There can be no assurance at this time as to when the distribution network will be in place to generate sales for ProVector™

MIT has no history with manufacture and distribution of Provector™.

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

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased from $7.8 million in 2004 to $16.1 million in 2005, then declined to $13.0 million in 2006.  Revenues in 2007 declined to $12.6 million and in 2008, sales declined to $9.5 million.  In 2009, revenue fell to $6.4 million. In 2010, revenue increased $688k from $6.4 million to $7.1 million, There were no material changes in our sources of income in 2010.

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

We are highly dependent on reimbursement from a managed care organizations and other non-governmental third party payors.  For the fiscal years ended December 31, 2010 and December 31, 2009, approximately 88.7% and 90.4% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing.  From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability.  In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately 22.8% and 24.8% of MIT’s revenues for the years ended December 31, 2010 and December 31, 2009, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business.  There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

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

At present, our officers, directors and principal shareholders own approximately 62% of the issued and outstanding shares, including 6,000,000 shares over which Mr. Parker, our Chief Executive Officer, had the right to vote until May 2009 and therefore have the ability to elect all of the members of the Board of Directors of the company.  Mr. Parker, alone has the right to vote a majority of the outstanding shares of common stock. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

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

Item 2. Description of Property

MIT is headquartered in Savannah, Georgia at 115 Echols Street, while its administrative offices are at 37 West Fairmont Street Suite 202, also in Savannah. This rented facility on Echols Street consists of a building, with a warehouse for inventory and is also the location of MIT’s pharmacy, clean room for compounding and the Savannah ambulatory center.   MIT believes that its premises are sufficient for its current operations.

The following are the key terms of MIT’s lease agreements:

•
The lease on the facility located at 115B Echols St., Savannah, GA provides for rent of $4,120 per month and is on a month to month basis. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

•
MIT leases three suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA.  The leases for Suites 202 and 204 are on a month to month basis.  The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123.  The lease for Suite 206 is $1158 and has been added to the master lease. This lease is personally guaranteed by William C. Parker.

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

Item 4.  RESERVED

Item 5.  Market For Common Equity And Related Stockholder Matters

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers' OTCQB under the ticker symbol "MITD ". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of MIT common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Period	High	Low
2010:
Quarter Ended March 31	$.10	$.02
Quarter Ended June 30.20		.03
Quarter Ended September 30	..05	.01
Quarter Ended December 31.04		.02
2009:
Quarter Ended March 31	$.06	$.03
Quarter Ended June 30.15		.04
Quarter Ended September 30.20		.08
Quarter Ended December 31.16		.04

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 104 stockholders of record as of April 12, 2011.  Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Transfer Agent

Our transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, Telephone number (212) 509-4000.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the first quarter of 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total. In the fourth quarter of 2009, the Board of Directors authorized the issuance of 2,139,937 shares of common stock to Board Members valued at prices ranging from $0.04 per share to $0.76 per share, or $148,352 total.  The Company included the $173,582 estimated fair value of the shares in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2009 and increased common stock and additional paid-in capital by the same amount. In the first quarter of 2010, the Board of Directors authorized the issuance of 320,000 shares of common stock to key employees for $0.04 per share or $12,400.  The Company also converted 100 shares of preferred stock into 200,000 shares of common stock in the fourth quarter of 2010.

Pursuant the New Loan, the Company issued Globank 5,000,000 restricted shares of its common stock on January 19, 2011 and Globank agreed not to transfer the stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the stock for all voting purposes through December 31, 2013, the maturity date of this loan.  The Company agreed to redeem the  stock no later than January 1, 2014 for an amount equal to $250,000 (the “Minimum Stock Redemption Amount”)  plus 50% of the excess of the Payoff Value (based on the average closing sales price of the stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any.   The New Loan also provides for anti-dilution rights to Globank.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2009 through 2010. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2010		2009
Net sales		$7,088,492	6,400,042
Net income(loss) from
continuing operations		$78,832	(1,243,665)
Net income(loss) from
discontinuing operations	$
Net income(loss)		$78,832	(1,243,665)
Net income(loss) per
common share		$(.00)	(.03)
Total assets		$1,140,964	1,103,309
Long-term debt		$814,623	-
Working capital		$(1,185,879)	(2,278,070)
Stockholders' equity		$(2,247,789)	(2,347,021)

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

Results of Operations

Comparison of year ended December 31, 2010 to the year ended December 31, 2009.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined
2009
Revenue	$2,207,772	$0	$4,528,301	$332,420	$7,088,493
Income (loss) from operations	102,651	(584,914)	806,777	(9.386)	315,128
Interest expense	332,672	0	0	0	332,672
Depreciation and amortization	42,996	0	0	0	42,996
Assets	697,176	0	334,123	109,665	1,140,964
2008
Revenue	$2,610,009	$0	$3,344,603	$445,430	$6,400,042
Income (loss) before taxes	(519,868)	0	(333,626)	(196.967)	(1,05,461)
Interest expense	349,946	0	0	0	349,946
Depreciation and amortization	65,430	0	0	0	65,430
Assets	569,468	0	311,233	222,508	1,103,209

Revenues

Consolidated revenues for the year ended 2010 were $7,088,493 as compared to $6,400,042 for the year ended December 31, 2009, representing an increase of $688,450 or 10.7%. Consolidated cost of sales for the year ended December 31, 2010 were $2,612,062 or 36.8% of sales as compared to cost of sales for the year ended December 31, 2009 of $2,662,685 or 41.6% of sales. This resulted in a gross profit for the year ended December 31, 2010 of $4,476,430 or 63.2% as compared to gross profit for the year ended December 31, 2009 of $3,737,357 or 58.4%.  The increase in our consolidated revenues for the year ended 2010 were the result of increasing referrals and therapies administered. The reduction and improvement in the costs of good sold and the gross profit is directly related to mail order drugs supplied by certain healthplans. For the year ended 2010, for the ambulatory division sales increased by $1,183,698 while costs of goods sold for the division increased by $124,793 resulting in an increase in gross profit of $1,058,904. Revenues for the infusion division decreased by $402,759, while cost of goods were reduced by $65,649 to $782,096 for the year resulting in a decrease in gross profit of $337,110.

Operating Expenses

Total operating expenses decreased $626,516, or a 13.1% decrease to $4,161,302 for the year ended December 31, 2010 from $4,787,818 for the year ended December 31, 2009.

The decrease in operating expense is attributable to the $902,993 decrease in bad debt expense in 2010. The major components of operating expense include:

•
Salaries and payroll related costs decreased $92,312 to $1,811,967 for the year ended December 31, 2010 as compared to $1,904,279 for the year ended December 31, 2009, a decrease of 4.8%. The decrease was due primarily to the realignment of personnel at a decreased cost.

•
Sales, general and administrative expenses increased $391,223 or 21.4% to $2,222,339 for the year ended December 31, 2010 as compared to $1,831,116 for the year ended December 31, 2009.  The increase was due primarily to a planned increase in consulting fees for identifying compatible businesses for acquisitions and legal fees relating to the Provector product. Expenses relating to Provector increased $113,469 from $471,450 to $584,914. We anticipate seeing the results of these expenditures in subsequent quarters.  Additional increases in spending were in marketing expenses, contract labor, insurance and office expense offset by reductions in expenses relating to stock issues and a decrease in payroll and related costs. Consulting fees were $461,841; Legal and professional expenses were $347,921; Insurance expense was $153,769; lease expense was $116,721. Additional expenses included office expense of $96,294; automobile expense of $39,353; telephone expense of $39,750; contract labor of $32,639; and licenses and taxes of $28,192.

•
Depreciation and amortization decreased $22,434 or 34.3% to $42,996 for the year ended December 31, 2010 as compared to $65,430 for the year ended December 31, 2009. The decrease was mainly attributable to the reduction in depreciable assets.

Operating Income

Operating income increased $1,365,589 or -130.0% to $315,128 for the year ended December 31, 2010 from ($1,050,461) for the year ended December 31, 2009. Operating income as a percentage of gross revenue was 4.4% for the year ended December 31, 2010 as compared to -16.4% for the year ended December 31, 2009.

Income Tax

There was no tax liability for 2010 and 2009 due to losses sustained in both years

Net income

As a result of the above factors, net income (loss) increased from $(1,243,665) for the year ended December 31, 2009 to $78,832 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $177.620, as compared to $113,596 at December 31, 2009. For the year ended December 31, 2009, net cash provided by operating activities aggregated $378,698 as compared to cash provided by operations for the year ended December 31, 20 of $322,356. As of December 31, 2009, we had cash of $113,596 as compared to a cash balance of $111,337 as of December 31, 2008.

On December 31, 2010, the Company entered into the New Loan with Globank to modify the original agreement and original note dated July 29, 2008.  Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum.

Our inability to achieve sufficient collections on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 8.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets as of December 31, 2010
and December 31, 2009	F-3

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Statement of Equity for the years ended
December 31, 2010 and 200	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-6

Notes to Financial Statements	F-7 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MIT Holding, Inc.

I have audited the accompanying consolidated balance sheets of MIT Holding, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of MIT Holding, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 18, 2011

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,620	$113,596
Amount due from lender received January 24, 2011 (Note F)	50,000	-
Accounts receivable, net of allowance for doubtful accounts of $508,719 and $1,241,477, respectively	565,777	657,317
Inventories	201,068	181,928
Employee advances	6,100	2,258
Prepaid expenses and other current assets	65,000	40,000

Total current assets	1,065,565	995,099

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $129,373 and $126,373, respectively	13,324	6,039

OTHER ASSETS
Non-compete agreement, net of accumulated amortization of $137,925 and $97,929, respectively	62,075	102,071

Total other assets	62,075	102,071

TOTAL ASSETS	$1,140,964	$1,103,209

LIABILITIES AND STOCKHOLDERS' DEFCICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,140,246	$2,333,915
Current portion of long-term debt	111,198	939,254

Total current liabilities	2,251,444	3,273,169

Long-term debt	814,623	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,796.73 and 1,896.73 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively)	71,869	151,738
Warrants	817	25,323

TOTAL LIABILITIES	3,388,753	3,450,230

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 52,254,571 and 51,734,571 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	52	52
Additional paid-in capital	6,279,362	6,258,962
Accumulated deficit	(8,527,203)	(8,606,035)

Total stockholders' deficiency	(2,247,789)	(2,347,021)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,140,964	$1,103,209

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

Revenue

Sales and services rendered	$7,088,493	$6,400,042

Cost of medical supplies	2,612,063	2,662,685

Gross profit	4,476,430	3,737,357

Operating Expenses
Salaries and payroll cost	1,811,967	1,904,279
Selling, general and administrative	2,222,339	1,831,116
Provision for doubtful accounts	84,000	986,993
Depreciation and amortization	42,996	65,430

Total operating expenses	4,161,302	4,787,818

Income (loss) from operations	315,128	(1,050,461)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	96,375	156,741
Interest expense	(332,671)	(349,945)
Loss on minority interest in foreign corporation	-	-)

Income (loss) before provision for income taxes	78,832	(1,243,665)

Provision for income taxes	-	-

Net income (loss)	78,832	(1,243,665)

Increase in cumulative dividends payable on Series A Preferred Stock	90,466	113,804

Net income (loss) attributable to common stockholders	$(11,634)	$(1,357,469)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	52,104,434	49,452,967

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Series A Convertible						Total
	Preferred Stock, $.000001 par value		Common Stock , $.000001 par value		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2008	1,896.73	$-	48,744,634	$49	$8,956,429	$(9,899,884)	$(943,406)

Cumulative effect of change in accounting principle relating to reclassification of Series A Convertible Preferred Stock and warrants from stockholders’ equity to liabilities (note G)	(1,896.73)	-	-	-	(2,871,316)	2,537,514	(333,802)

Balance at January 1, 2009 (after cumulative effect adjustment)	-	-	48,744,634	49	6,085,113	(7,362,370)	(1,277,208)

Issuance of common stock for services in first quarter 2009	-	-	850,000	1	25,499	-	25,500

Issuance of common stock for services in fourth quarter 2009	-	-	2,139,937	2	148,350	-	148,352

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,243,665)	(1,243,665)

Balance at December 31, 2009	-	-	51,734.571	52	6,258,962	(8,606,035)	(2,347,021)

Issuance of common stock for services in first quarter 2010	-	-	320,000	-	12,400	-	12,400

Conversion of preferred stock into common stock in third quarter 2010	-	-	200,000	-	8,000	-	8,000

Net income for the year ended December 31, 2010	-	-	-	-		78,832	78,832

Balance at December 31, 2010	-	$-	52,254,571	$52	$6,279,362	$(8,527,203)	$(2,247,789)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$78,832	$(1,243,665)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(96,375)	(156,741)
Depreciation and amortization	42,996	65,430
Issuance of common stock for services	12,400	173,852
Provision for doubtful accounts	84,000	986,993
Changes in operating assets and liabilities:
Accounts receivable	7,540	649,469
Inventories	(19,140)	(42,065)
Prepaid expenses and other current assets	(20,000)	121,460
Employee advances	(3,842)	(758)
Accounts payable and accrued expenses	292,287	(231,619)
Net cash provided by operating activities	378,698	322,356
INVESTING ACTIVITIES
Capital expenditures	(10,285)	(6,000)

Net cash used for investing activities	(10,285)	(6,000)

FINANCING ACTIVITIES
Proceeds from debt	-	-
Repayment of debt CHECK THE AMOUNT SHOWN IN 2010/	(304,389)	(314,097)

Net cash used for financing activities	(304,389)	(314,097)

NET INCREASE (DECREASE) IN CASH	64,024	2,259

CASH BALANCE BEGINNING OF PERIOD	113,596	111,337

CASH BALANCE END OF PERIOD	$177,620	$113,596

Supplemental Disclosures:
Interest	$332,671	$331,811
Taxes	$-	$-
Non-cash Financing Activities:
Conversion of accounts payable to fixed rate term note due Cardinal Health on March 31, 2010	$305,729	$-
Conversion of Series A Convertible Preferred Stock into Common Stock on July 5, 2010	$8,000	$-
Increase in note payable to Globank Corp. on December 31, 2010 in exchange for:
Satisfaction of accrued interest payable	$322,727	$-
Satisfaction of Renewal Fee (charged to debt discounts)	160,000	-
Satisfaction of attorney fees (charged to prepaid expenses)	5,000	-
Amount due from lender received January 24, 2011	50,000	-
Total	$537,727	$-

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to December 31, 2010 loan modification (charged to debt discounts)	$250,000	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our company was formerly known as Convention All Holdings, Inc. and, on May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp., a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., a Delaware corporation, which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation ("Ambulatory"), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc., a Delaware corporation (“MIT International”).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MIT Holdings, Inc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2010 and December 31, 2009.

5.	Fair Value of Financial Instruments

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

December 31, 2010

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

December 31, 2010

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 112,844 for the year ended December 31, 2010 and $ 21,348 for the year ended December 31, 2009.

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

December 31, 2010

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2010 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update ("ASU") No. 2009-5, Measuring Liabilities at Fair Value ("ASU 2009-5") amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identicalliability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company's consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ("ASU") 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company's financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company believes that the adoption of ASU 2010- 6 will not have a material effect on its consolidated financial statements.

Certain other accounting pronouncements have been issued by FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE B—GOING CONCERN

At December 31, 2010, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789.  From inception the Company has incurred an accumulated deficit of $8,527,203.  These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

 The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:
	December 31,
	2010	2009
Ambulatory care	$470,545	$526,744
Infusions	451,756	797,502
Durable medical equipment	152,195	523,078
Wholesale	-	51,470

Total	1,074,496	1,898,794

Allowance for doubtful accounts	(508,719)	(1,241,477)

Net	$565,777	$657,317

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2010	2009
Balance, beginning of year	$1,241,477	$998,149
Provision for doubtful accounts	84,000	986,993
Writeoffs	(816,758)	(743,665)

Balance, end of year	$508,719	$1,241,477

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2010	2009
Ambulatory care	$87,415	$81,868
Infusions	84,362	63,675
Durable medical equipment	28,691	36,385
Wholesale/International	600	-

Total	$201,068	$181,928

NOTE E – NON-COMPETE AGREEMENT

 Non-compete agreement consists of:

	December 31,
	2010	2009
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(137,925)	(97,929)

Net	$62,075	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE F – LONG-TERM DEBT

The Company’s debt is as follows:

	December 31,	December 31,
	2010	2009
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional  relationship with a financing entity in which the president of Globank is involved in.
	$627,727	$500,000

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	262,269	-

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	35,825	146,038

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	-	8,151

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	-	142,565

Note for legal fees, interest at 0%, past due at December 31, 2009, reclassified to accounts payable and accrued expenses in 2010	-	142,500

Total	925,821	939,254

Current portion of debt	111,198	939,254

Long – term debt	$814, 623	$-

At December 31, 2010, the debt is due as follows:

Year ending December 31,
2011	$111,198
2012	89,623
2013	97,353
2014	1,038,007
Total	1,335,821
Less unamortized debt discounts	(410,000)
Net	$925,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE F – LONG-TERM DEBT (continued)

On December 31, 2010, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008.  Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013.  The Company is to redeem the  Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”)  plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over
$250,000, if any.   The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership).  The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at December 31, 2010.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at December 31, 2010 and will be amortized over the term of the New Note and recognized as interest expense.

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

December 31, 2010

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

The fair values of the financial instruments consisted of:

	December 31, 2010		December 31, 2009
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2010:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)

Balance, December 31, 2010	11,762,240	$72,686

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2010 and December 31, 2009, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively.  Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

 The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of December 31, 2010 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE H – PREFERRED STOCK (Continued)

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

 Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at December 31, 2010 and December 31, 2009, respectively.

NOTE I – ISSUANCE OF COMMON STOCK

On March 31, 2009, the Board of Directors authorized the issuance of a total of 850,000 shares of common stock to Board Members and key employees valued at a price of $0.03 per share, or $25,500 total. On December 31, 2009, the Board of Directors authorized the issuance of a total of 2,139,937 shares of common stock to Board Members valued at prices ranging from $0.04 per share to $0.76 per share, or $148,352 total. The Company included the $173,582 estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2009 and increased common stock and additional paid-in capital by the same amount.

On February 24, 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400  estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2010 and increased the common stock and additional paid-in capital by the same amount.

On July 5, 2010, a holder of 100 shares of Series A Convertible Preferred Stock converted the 100 shares of  Series A Convertible Preferred Stock into 200,000 shares of common stock.  The Company reported the $8,000 estimated fair value of the common shares as a reduction of the “estimated liability for equity-based financial instruments with characteristics of liabilities” and increased common stock and additional paid-capital by the same amount.

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2010 and 2009 follows:
Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2010	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at December 31, 2010 and 2009 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

 Common stock purchase warrants outstanding at December 31, 2010 and December 31, 2009 are:

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

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Expected income tax expense (benefit) at 34%	$26,803	$(422,846)
Non-deductible stock-based compensation	4,216	59,110
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(32,768)	(53,292)
Change in valuation allowance	1,749	417,028

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The components of net deferred income tax assets are as follows:

	December 31, 2010	December 31, 2009

Allowance for doubtful accounts	$172,964	$422,102
Net operating loss carryforward	1,178,039	927,152
Total	1,351,003	1,349,254
Less valuation allowance	(1,351,003)	(1,349,254)
Net deferred income tax assets	$-	$-

 Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of December 31, 2010 will not be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

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

The following tables show the summarized financial information of the Company’s reportable segments at December 31, 2010 and 2009 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE L – OPERATING SEGMENTS (Continued)

	Medical
	Infusion	Provector /	Ambulatory	DME	Combined
	- MIT	International	Care
2010
Revenue	$2,207,772	$-	$4,528,301	$352,420	$7,088,493
Income (loss) from operations	102,651	(584,914)	806,777	(9,386)	315,128
Depreciation and amortization	42,996	-	-	-	42,996
Assets	697,176	-	334,123	109,665	1,140,964

2009
Revenue	$2,610,009	$-	$3,344,603	$445,430	$6,400,042
Income (loss) from operations	(519,868)	-	(333,626)	(196.967)	(1,050,461)
Depreciation and amortization	65,430	-	-	-	65,430
Assets	569,468	-	311,233	222,508	1,103,209

NOTE M - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its chief operating officer a salary of approximately  $117,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of ( i ) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and ( ii) the proceeds, if any, received by her from the sale of any of the 312,500 shares.  As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.  The agreement has been verbally extended and amended to defer the $625,000 common stock market value contingent liability of the Company until 2012.

Pursuant to an Employment Agreement with the  Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its pharmacist in charge a salary of approximately  $40,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of ( i ) the market value of the remainder of the 250,000 unsold shares issued to him on June 7, 2007 and ( ii) the proceeds, if any, received by him from the sale of any of the 250,000 shares.  As part of the agreement, the pharmacist in charge has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company. The agreement has been verbally extended and amended to defer the $500,000 common stock market value contingent liability of the Company until 2012.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE M -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively).  Rent expense for the years ended December 31, 2010 and 2009 was $116,722 and $ 111,300, respectively.

       At December 31, 2010, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2011	$40,648
2012	39,296
2013	30,000

Total	$109,944

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes.  The delinquency and non-payments are for the quarterly periods ended December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at December 31, 2010 is approximately $501,511 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at December 31, 2010).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed.  In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations.  To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company.  The $60,000 is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at December 31, 2010.

Additionally, information returns were not filed with the Internal Revenue Service relating to monies paid totaling approximately $120,000 in 2010 to certain personnel  treated as independent contractors  The Internal Revenue  Service may recharacterize these payments as salaries and attempt to assess the Company for social security taxes , interest, and penalties.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE N – RELATED PARTY TRANSACTIONS

During the years ended December 31,2010 and 2009, the Company incurred consulting fees of $282,000 and $83,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

NOTE O – SUBSEQUENT EVENTS

On February 4, 2011, MITRX Corporation, a South Carolina corporation and subsidiary of MIT Holding Inc. (“MIT” or the “Company”), executed two stock purchase agreements (the “Agreements”), pursuant to which it agreed to acquire one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc. and Palmetto Long Term Care Pharmacy, LLC a wholly owned subsidiary of Strategies Healthcare, Inc., which is jointly owned by two individuals.  There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT’s officers, directors or affiliates.

Pursuant to the terms of the purchase agreements, MITRX is to acquire a fully operating home delivery/mail order pharmacy with annual gross sales of approximately Eighteen Million Dollars ($18,000,000) in exchange for the assumption of approximately $15,273,492 in total debt.  The acquired companies have assets including but not limited to furniture, fixtures, licenses, government awards, private nursing home contracts, large individual customer bases and pharmaceutical equipment, including a PharmASSIST RobotX.

Closing of the acquisitions are subject to certain conditions precedent to sale, including completion of audits of financial statements of NDHP and PLTC (which has not yet occurred).

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

.
 Item 9B.  Other Information

None.

Item 10.  Directors And Executive Officers Of The Registrant.

As of March 30, 2011, our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY
William C. Parker	55	Co-President, Co-CEO, & Chairman of the Board of Directors
Walter H. C. Drakeford	67	Co-President, Co-CEO,Co-Chairman, CFO, Director
Brinson Clements	54	Vice-President of Administration, Director
Arlene Wilhelm	54	Chief Operating Officer
Thomas Duncan	56	Director
Robert Rubin	69	Director

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

Walter H. C. Drakeford

Mr. Drakeford became Co-President, Co-Chief Executive Officer and Chief Financial Officer in August 2010.   Mr. Drakeford’s career includes being the senior managing director of Drakeford & Drakeford for the past 20 years. Since 2007, he has been the director of mergers and acquisitions of AMC Global Communications, Inc. Mr. Drakeford served as chairman of the board for Ebank Financial Services. He has also served on the boards of Netstar-USA Corp. and LaidLaw Transportation as well as serving as an attaché to the White House under Presidents Nixon, Reagan and George H.W. Bush. Mr., Drakeford holds a finance degree from the University of Berlin and a Masters of Business Administration from Heed University. He also holds a law degree from Thomas Jefferson School of Law. The Board believes that Mr. Drakeford has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Drakeford is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Arlene O. Wilhelm, RN

Ms. Wilhelm has been the Chief Operating Officer of the Company since May 2007.  She is a founder of Medical Infusion Technologies, Inc. and has been its Chief Operating Officer since its formation in 2006. She has served as Vice President of Clinical Services of Infusion for over 15 years, where she is responsible for directing medical operations. Ms. Wilhelm served as a member of the Board of Directors of Infusion from 1991 through 2006.  Ms. Wilhelm has over 23 years experience as a Registered Professional Nurse.  She attained her RN from Armstrong Atlantic University in Savannah, Georgia, and is a Certified Surgical Technologist, a Certified Surgical Assistant and is certified for use of PICC catheters. The Board believes that Ms. Wilhelm has the experience, qualifications, attributes and skills necessary to serve as an officer for the Company  because of her experience in the medical infusion field, her having provided leadership and strategic direction to the Company and her unparalleled knowledge of the Company and its business. Ms. Wilhelm is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Brinson Clements

Mr. Clements has been a director and Vice President of Administration since May 2007.  Mr. Clements joined MIT in November 2005, taking on positions as the Director of Human Resources and Liaison for Web Development, as well as consultant on various projects.  Mr. Clements comes to MIT with over 30 years experience in the retail furniture business, where he was the General Manager, Secretary and Treasurer of J.C. Clements Furniture Inc. from 1977 through 2004. Mr. Clements has been the owner and operator of Clements Furniture, LLC since October 2004. Mr. Clements holds a BBA in Finance from Armstrong State College, in Savannah, Georgia.    The Board believes that Mr. Clements has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in Management and Finance, having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Clements is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Thomas J. Duncan

Mr. Duncan became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in September 2006.  Mr. Duncan is employed with Southeast Vending, LLC, where he has been President since 2001, and he is its sole member. He has been President of Southeast Lumber and Construction, Inc. since 2001, and Secretary and Treasurer of both Custom Locators, Inc. and Auto Locators, Inc., since 2000 and 2004, respectively.   Mr. Duncan maintains controlling interests in each entity.  Since 2005, Mr. Duncan has been a member of the Board of Directors of CNB BanCorp,Inc., the holding company for Citizens National Bank, a national commercial bank based in Windsor Virginia. Mr. Duncan graduated from the University of Georgia in 1976 with a BBA in Accounting.  The Board believes that Mr. Duncan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. .  Mr. Duncan is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years except for CNB BanCorp, Inc. ].

Robert Rubin

Robert Rubin became a member of the Board of Directors in April 2007.   He has served as the Chairman of the Board of Directors of Solar Thin Films, Inc. f/k/a American United Global Inc, since May 1991, and was the Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986, when the business was sold to Olsten Corporation (NYSE). Mr. Rubin continued as a director of SCI until the latter part of 1987. Mr. Rubin is also a Director of Western Power and Equipment Corp. Mr. Rubin was a director of Med-Emerg, Inc., a publicly held Canadian management company for hospital emergency rooms and outpatient facilities until November 2001. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000.  The Board believes that Mr. Rubin has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the medical industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. .  Mr. Rubin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years except for Solar Thin Films, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Robert Rubin, Director – no Form 3 or 5 is on file
2.	Mr. Thomas J. Duncan, Director - no Form 3 or 5 is on file
3.	Mr. Drakeford, Co-President, Co-Chief Executive Officer and Chief Financial Officer
4.	Mr. Clements filed a Form 5, as appropriate, although filings were subsequent to the respective filing deadlines for each such disclosure.

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

The following table and discussion sets forth information with respect to all compensation earned by or paid by us to our President and Chief Executive Officer, William Parker, our Chief Financial Officer, Walter Drakerford (John Sabia through_August 16, 2010)  and our most highly compensated executive officers other than the CEO and CFO, for all services rendered in all capacities to us for each of the last two (2) fiscal years.  No disclosure has been made for any executive officer whose total annual salary and bonus does not exceed $100,000.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in pension value and nonqualified deferred compensation earnings ($) (h)	ALL OTHER COMPENSATION ($) (i)	Total ($) (j)
William C. Parker	2010	231,750	—	—	—	—	—	67,282	299,032
CEO & President	2009	175,807	—	—	—	—	—	81,408	296,448
	2008	230,029						91,130	325,208

Arlene Wilhelm	2010	154,524	—	—	—	—	—	13,154	167,678
COO	2009	146,016	—	—	—	—	—	24,586	170,602
	2008	149,345						27,240	162,844

Brinson Clements	2010	132,260	—	—	—	—	—	—	132,260
VP – Admin.	2009	132,800	—	—	—	—	—	0	132,800
	2008	130,730							130,730

Employment Agreements

MIT and Mr. Parker have entered into an employment agreement for a term of five years commencing June 2006. The employment agreement provides for a base salary of $250,000 (exclusive of housing and expense allowances), with bonuses to be determined annually by the Board of Directors.

In May 2005, Arlene Wilhelm, MIT’s Chief Operating Officer, and MIT entered into an employment agreement and stock purchase agreement. Under the agreements, Ms. Wilhelm agreed to sell all of her shares of stock of Infusion and Ambulatory for $1,200,000, with $100,000 payable upon execution and $1,100,000 payable upon the earlier of April 15, 2006 or the closing of MIT’s merger with a public company.  Under the employment agreement, Ms. Wilhelm receives a salary of $108,000 per year for five years, with an eight percent annual cost of living adjustment, and an expense account of $18,000 per year. MIT also agreed to issue Ms. Wilhelm shares of common stock following its merger with a public company, which shares would have an aggregate value of $625,000 over the term of her agreement.  In April 2006, MIT and Ms. Wilhelm executed an amendment to the agreement which provided for the issuance of 1,050,000 shares of Common Stock of MIT to Ms. Wilhelm and an additional deferred purchase price of $500,000. In December 2006, MIT and Ms. Wilhelm executed an amendment to the agreement which provided that the $500,000 payable on a deferred basis is payable as follows: (i) one hundred thousand dollars ($100,000) on July 1, 2007, (ii) three hundred thousand dollars ($300,000) on January 2, 2008, and (iii) and one hundred thousand dollars ($100,000) on July 1, 2008.  On June 7, 2007, MIT and Ms. Wilhelm executed another amendment to her employment agreement which provided that, MIT  issue Ms. Wilhelm 312,500 shares of common stock of the Company on June 7, 2007, and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount, if any, by which $625,000 exceeds the sum of (i) the market value of those 312,500 shares issued to Wilhelm on June 7, 2007 which she holds on May 10, 2010, and (ii) the amount of proceeds, if any, Wilhelm received upon the sale of any of the 312,500 shares.  Market value of the shares is to be determined at the discretion of the Compensation Committee of the Board of Directors, if any, and should a Compensation Committee not exist, by the Board of Directors, effective as of May 10, 2010. The agreement has been verbally extended and amended to defer the $625,000 common stock market value contingent liability of the Company for the issuance of common stock until 2012.

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

As of March 31, 2010, the Company issued 320,000 shares of stock to key employees and consultants at prices ranging from $.03 to $.04 per share.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of April 12, 2011 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock.  As of April 12, 2011 there were 57,296,571 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)
William C. Parker	21,595,760	37.69
Arlene Wilhelm	1,412,500	2.47
Brinson Clements (1)	300,000	*

Thomas Duncan (1)(2)	483,158	*

Robert Rubin (1)(2)(3)	483,158	*
Meyers Associates, LP (4)	3,475,000	6.06

All Executive Officers and Directors as a Group (5 persons)(3)	24,274,576	42.37

* Less than 1%

(1)	Includes options to purchase 100,000 shares of common stock of MIT, which options vested on May 2, 2008 provided the director remains a director of the company.

(2)	20,000 shares were issued on May 2, 2007 to each of Messrs. Duncan, Rubin and Bagwell as outside directors of the Company. The shares vested on May 2, 2008.

(3)
Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(4)
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

On August 1, 2008, MIT borrowed $500,000 from Globank, Inc. The loan bore interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan was for 24 months. The loan matured on August , 2010 and was replaced with a new loan bearing an interest rate of 14.9%  with interest payable monthly plus $1,000 toward principal and is for a 3 year term ending December 31, 2013.

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

Compensation Committee

Our compensation committee consists of Mr. Schuster and Mr. Rubin.  The compensation committee reviews and sets the compensation of our executive officers and directors. We do not currently have a written compensation committee charter or similar document.  The compensation payable to Mr. Parker and Ms. Wilhelm, the two most highly paid executives, is determined by their employment agreements.  The Company’s performance was not deemed to be sufficiently successful in 2010 to warrant the payment of performance bonuses.  The Committee, together with other independent directors, receives recommendations from Mr. Parker, the President of MIT.  The Committee, in reaching its conclusions, reviews MIT’s performance in comparison to the expectations set forth the prior year.

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

Meetings of the Board of Directors and Committees

The Board of Directors met four times in 2010 and all members were present.  The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2010, the Company was billed $70,000 for audit fees and no other accounting fees by the principal accountant for the audit.  For 2009, the Company was billed $71,142 for audit fees and no other accounting fees by the principal accountant for the audit. The principal accountant was not paid any fees for other services in 2010 or 2009. The audit committee approved the engagement of the independent accountant for all services rendered in 2010.

Item 15. EXHIBITS.

EXHIBITS

Exhibits:
2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT's 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
10.13	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.14	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.15	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.16	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.17	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008
10.18	Amended and Restated Promissory Note dated as of December 31, 2010
10.19	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of December 31, 2010
10.20	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp dated as December 31, 2010
10.21
Loan and Security Agreement between Mit Holding, Inc, Medicsl Infusion Technologies, Inc. Medical Infusiion Technologies Ambulatory Care Center, LLC and MIT Ambulatory Care Center, Inc in favor of Globank Corp, dated as of December 31, 23010

10.22	Guaranty of William C. Parker in favor of Globank Corp. dated as of December 31, 2010
10.23	Guaranty of MIT Ambulatory Care Center, Inc in favor of Globank Corp dated as of December 31, 2010
10.24	License agreement between the Company and Vivakor Inc. dated as of October 13, 2010 (4)
10.25	Stock purchase agreements between MITRX Corporation and Direct Home Pharmacy, Inc. and Palmetto Long Term Care Pharmacy, LLC dated January 14, 2011 (5)
21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.
(2)	This Exhibit is filed as an Exhibit to the Form SB-2 filed by the Company with the Securities Exchange Commission on July 5, 2007, and incorporated herein by reference
(3)	This Exhibit is filed as an Exhibit to the Form 10KSB for the period ended September 30, 2008 and incorporated herein by reference
(4)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on October 20, 2010, and incorporated herein by reference.
(5)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on February 9, 2011, and incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

Date: April 12, 2011	By:	/s/ William C. Parker
William C. Parker,
Chief Executive Officer

Signature	Title	Date

/s/ William C. Parker	Co President, Co Chief Executive Officer,	April 12, 2011
William C. Parker	Chairman & Director

/s Walter H. C. Drakeford	Co President, Co Chief Executive Officer,	April 12, 2011
Walter H. C. Drakefor	Chief Financial Officer, & Director

/s/ Brinson Clements	Director	April 12, 2011
Brinson Clements

/s/ Thomas Duncan	Director	April 12, 2011
Thomas Duncan

/s/	Director	April 12, 2011
Robert Rubin