Form 10-Q
period 2011-03-31
MIT Holding, Inc.
filed 2011-05-23
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-5068091
(State or other jurisdiction of	(I.R.S. Employer ID No)
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

The number of shares of common stock, no par value per share, outstanding as of   May 23, 2011 was 57,296,571

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2011

INDEX

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED AND UNREVIEWED

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,706	$177,620
Amount due from lender received January 24, 2011 (Note G)	-	50,000
Accounts receivable, net of allowance for doubtful accounts of $436,145 and $1,241,477, respectively	2,713,948	565,777
Inventories	522,483	201,068
Employee advances	5,162	6,100
Prepaid expenses and other current assets	70,417	65,000

Total current assets	3,401,716	1,065,565

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $129,373 and $126,373, respectively	1,079,682	13,324

OTHER ASSETS
Intercompany accounts and other assets	11,614,858
Non-compete agreement, net of accumulated amortization of $137,925 and $97,929, respectively	52,076	62,075

Total other assets	11,666,934	62,075

TOTAL ASSETS	$16,148,332	$1,140,964

LIABILITIES AND STOCKHOLDERS' DEFCICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,591,284	$2,140,246
Current portion of long-term debt	81,522	111,198

Total current liabilities	3,672,806	2,251,444

Long-term debt	14,661,384	814,623
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities: 10
Series A Convertible Preferred stock (1,796.73 and 1,796.73 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	103,264	71,869
Warrants	4,817	817

TOTAL LIABILITIES	18,692,197	3,388,753

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,796.73 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 52,254,571 and 52,254,571 shares issued and outstanding and to be issued at March 31, 2011 and December 31, 2010, respectively	52	52
Additional paid-in capital	6,504,362	6,279,362
Accumulated deficit	(9,048,353)	(8,527,203)

Total stockholders' deficiency	(2,543,939)	(2,247,789)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$16,148,332	$1,140,964

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
UNAUDITED AND UNREVIEWED

	March 31, 2011	March 31, 2010

Revenue

Sales and services rendered	$5,084,052	$1,677,136

Cost of medical supplies	3,709,296	708,638

Gross profit	1,374,756	968,498

Operating Expenses
Salaries and payroll cost	964,486	391,103
Selling, general and administrative	853,012	353,143
Provision for doubtful accounts	-	-
Depreciation and amortization	22,249	12,999

Total operating expenses	1,839,747	757,245

Income (loss) from operations	(464,991)	211,253

Other income (expense):
Impairment of goowill relating to acquisition of NDHP and PLTC
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(35,395)	(332,169)
Interest expense	(67,428)	(80,594)

Income (loss) before provision for income taxes	(567,814)	(201,510)

Provision for income taxes	-	-

Net income (loss)	(567,814)	(201,510)

Increase in cumulative dividends payable on Series A Preferred Stock	25,655	28,451

Net income (loss) attributable to common stockholders	$(593,496)	$(229,961)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	54,945,682	51,880,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED  STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
UNAUDITED AND UNREVIEWED

							Total
			Common Stock,		Additional		Stockholders’
			$.000001 par value		Paid-in	Accumulated	Equity
			Shares	Amount	Capital	Deficit	(Deficiency)
Balance at December 31, 2010	-	-	52,254.571	52	6,279,362	(8,527,203)	(2,247,789)

	-	-		-		-	-

Net income for the three months ended March 31, 2011	-	-	-	-		(567.814)	(567,814)

Balance at March 31, 2011	-	$-	52,254,571	$52	$6,279,362	$(8,823,353)	$(2,815,603)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
FOR THE
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
UNAUDITED AND UNREVIEWED

	March 31, 2011		March 31, 2010
OPERATING ACTIVITIES
Net income (loss)		$(567,814)	$(201,510)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values		35,395	332,169
Depreciation and amortization		22,249	12,999
Issuance of common stock for services			12,400
Amount due from lender		50,000
Changes in operating assets and liabilities:
Accounts receivable		(734,871)	(26,841)
Inventories		(163,345)	(5,194)
Prepaid expenses and other current assets		938	(7,343)
Employee advances		(15,179)	281
Accounts payable and accrued expenses		1,371,417	(33,718)
Net cash provided by operating activities		(1,210)	83,243
INVESTING ACTIVITIES
Capital expenditures		(49,131)	-

Net cash used for investing activities		(49,131)

FINANCING ACTIVITIES
Proceeds from debt		-	-
Repayment of debt		(39,541)	(94,943)

Net cash used for financing activities		(39,541)	(94,943)

NET INCREASE (DECREASE) IN CASH		(89,882)	(11,700)

CASH BALANCE BEGINNING OF PERIOD		180,489	113,596

CASH BALANCE END OF PERIOD		$90,607	$101,896

Supplemental Disclosures:
Interest		$67,428	$80,593
Taxes		$-	$-
Non-cash Financing Activities:
Conversion of accounts payable to fixed rate term note due Cardinal Health on March 31, 2010		$-	$305,728
	$		$-

	$		$-
			-
			-
			-
	$		$-

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to March 31, 2011 loan modification (charged to debt discounts)	$		$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

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

Effective January 21, 2011, MITRX Corporation (“MITRX”) (a wholly owned subsidiary incorporated in South Carolina on December 30, 2010) acquired  the equity interests National Direct Home Pharmacy, Inc. (“NDHP”), operator of a mail order pharmacy, and Palmetto Long Term Care Pharmacy, LLC (“PLTC”), operator of  a long term care pharmacy.  Both entities operate  from Columbia, South Carolina.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2011 and December 31, 2009.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

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
March 31, 2011
UNAUDITED AND UNREVIEWED

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 112,844 for the year ended March 31, 2011 and $ 21,348 for the year ended December 31, 2009.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended March 31, 2011 and 2010, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update ("ASU") No. 2009-5, Measuring Liabilities at Fair Value ("ASU 2009-5") amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company's consolidated financial statements.

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

NOTE B—GOING CONCERN

At March 31, 2011, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789.  From inception the Company has incurred an accumulated deficit of $8,527,203.  These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

 The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE C – ACQUISITION OF NDHP AND PLTC

As noted above, effective January 21, 2011, MITRX  acquired NDHP and PLTC, (collectively, the “Acquired  Entities”) which has been accounted for in the accompanying financial statements as a purchase transaction. As a result, the financial position and results of operations of  the Acquired Companies prior to the date of the acquisition have been excluded from the accompanying financial statements.

The estimated fair values of the identifiable net assets of the Acquired Companies at January 21, 2011 (effective date of acquisition) consisted of:

	PLTC	NDHP	Combined
Cash and cash equivalents	$2,795	$3,284	$6,079
Accounts receivable	1,310,117	-	1,310,117

Inventory	158,071	-	158,071
Prepaid expenses and other current assets		-
Property and equipment, net	269,042	760,309	1,029,351
Patents
Contract valuation	11,030,500	-	11,030,500
Acquired goodwill, net	334,358	-	334,358
Medipharm Busines	250,000	-	250,000

Total assets	13,354,883.	763,593	14,118,476
Current portion of debt
Accounts payable	1,256,474		1,256,474
Accrued expenses	145,833		145,833
Accrued compensation
Long term portion of debt	7,326,984	6,919,915	14,246,899
Total liabilities	8,729,291	6,919,915	15,649,206
Identifiable net assets	$4,625,592	$6,156,322	$(1,530,730)

Goodwill of $1,530,510  (excess of the $220 consideration paid to the stockholders over the $1,530,730 negative identifiable net assets of the acquired companies ) was recorded at the January 21, 2011 effective acquisition date. As the Company believed that the estimated fair value of the goodwill was $11,030,500, no impairment of goodwill was recorded.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE C – ACQUISITION OF NDHP AND PLTC (continued)

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred at December 31, 2009. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on December 31, 2009, nor is it intended to project results of operations for any future period.

Pro Forma	Three Months ended March 31,
	2011	2010
Revenue
Sales and services rendered	$6,005,131	$5,443,161

Cost of medical supplies	4,469,449	3,757,574

Gross profit	1,535,682	1,685,587

Salaries and payroll cost	1,137,050	779,003
Selling, general and administrative	1,028,707	901,338
Provision for doubtful accounts		-
Depreciation and amortization	45,999	52,007

Total operating expenses	2,211,756	1,732,548

Net income (loss) from operations	(676,074)	(46,961)

Other income (expense):
Income from revaluation of equity-based financial
instruments with characteristics of liabilities at
fair values	(35,395)	(332,169)
Interest expense	(67,728)	(168,673)

Net income (loss) before provision for income taxes	(778,897)	(547,803)

Provision for income taxes	-	-

Net income (loss)	(778,897)	(547,803)

Increase in cumulative dividends payable on Series A
Preferred Stock	25,655	28,451

Net loss attributable to common stockholders	$(804,552)	$(576,254)

Basic earnings (loss) per common share	(.01)	$(.01)

Weighted average shares outstanding-basic and diluted	54,945,682	51,880,349

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,
	2011	2010
Ambulatory care	$663,651	$644,934
Infusions	467,238	514,937
Durable medical equipment	184,525	418,480
MITRX	1,310,117
Wholesale	-	43,640

Total	2,625,531	1,621,451

Allowance for doubtful accounts	(436,145)	(937,293)

Net	$2,189,386	$684,158

The allowance for doubtful accounts changed as follows:

	Year Ended March 31,
	2011	2010
Balance, beginning of year	$508,719	$1,241,447
Provision for doubtful accounts	-	-
Writeoffs	(72,574)	(304,134)

Balance, end of year	$436,145	$937,293

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	March 31,
	2011	2010
Ambulatory care	$86,791	$69,235
Infusions	52,674	87,947
Durable medical equipment	34,716	29,940
MitRx	348,302

Total	$522,483	$287,122

NOTE F – NON-COMPETE AGREEMENT

 Non-compete agreement consists of:

	March 31,
	2011	2010
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(147,924)	(137,925)

Net	$52,076	$62,075

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt is as follows:

	March 31,	March 31,
	2011	2010
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
	$625,727	$500,000

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	245,386	305,728

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	-	119,516

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	-	4,795

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	-	82,500

Note for legal fees, interest at 0%, past due at December 31, 2009, reclassified to accounts payable and accrued expenses in 2010	-	137,500

Total	871,113	939,254

Current portion of debt	81,522	939,254

Long – term debt	$789,591	$-

At March 31, 2011, the debt is due as follows:

Year ending December 31,
2011	$111,198
2012	89,623
2013	97,353
2014	1,038,007
Total	1,335,821
Less unamortized debt discounts	(410,000)
Net	$925,821

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT (continued)

On Decembe 31, 2010, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008.  Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013.  The Company is to redeem the  Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”)  plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any.   The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership).  The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at March 31, 2011.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at March 31, 2011 and will be amortized over the term of the New Note and recognized as interest expense.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

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

The fair values of the financial instruments consisted of:

	March 31, 2011		December 31, 2010
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2011:

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2010	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, March 31, 2011	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2011 and December 31, 2009, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively.  Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of March 31, 2011 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE I – PREFERRED STOCK (Continued)

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

 Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at March 31, 2011 and December 31, 2009, respectively.

NOTE J – ISSUANCE OF COMMON STOCK

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

On February 24, 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400  estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2011 and increased the common stock and additional paid-in capital by the same amount.

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

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended March 31, 2011 and 2009 follows:

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
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at March 31, 2011 and 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

 Common stock purchase warrants outstanding at March 31, 2011 and March 31, 2010 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010

Expected income tax expense (benefit) at 34%	$26,803	$(422,846)
Non-deductible stock-based compensation	4,216	59,110
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(32,768)	(53,292)
Change in valuation allowance	1,749	417,028

Provision for income taxes	$-	$-

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE L – INCOME TAXES  (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2011	March 31, 2010

Allowance for doubtful accounts	$172,964	$422,102
Net operating loss carryforward	1,178,039	927,152
Total	1,351,003	1,349,254
Less valuation allowance	(1,351,003)	(1,349,254)
Net deferred income tax assets	$-	$-

 Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of March 31, 2011 will not be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE L – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MIT International / Provector
•	Durable Medical Equipment - “DME”
•	MITRX Specialty Pharmacy
•	MIT Ambulatory Care Center -“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only.

“DME” carries a variety of durable medical equipment and supplies.

MITRX Corporation is a specialty pharmacy that MIT acquired the operations of on January 21, 2011 that consisits of Palmetto Long Term Care Pharmacy which provides prescriptions to long term care patients in skilled nursing facilities and long term care facilities.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at March 31, 2011 and 2009 and for the years then ended:

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE M – OPERATING SEGMENTS (Continued)

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2011
Revenue	$535.958	$-	$885,068	$77,375	$3,584,651	$5,084,052
Income (loss) from operations	(85,805)	(102,682)	205,749	(9,088)	(472,739)	(464,991)
Depreciation and amortization	9,999	-	-	-	12,250	22,249
Assets	$576,977	-	$532,369	$132,013	14,906,973	$16,148,332

2010
Revenue	$589,864	$-	$959,724	$127,769		$1,677,136
Income (loss) from operations	(97,104)	-	263,826	44,531		211,253
Depreciation and amortization	12,999	-	-	-		12,999
Assets	$557,557	$-	$692,980	$567,516		$2,655,565

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

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE O -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively).  Rent expense for the years ended March 31, 2011 and 2009 was $116,722 and $ 111,300, respectively.

       At March 31, 2011, future minimum rental commitments under all non-cancellable operating leases are due as follows:

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

The total amount of money owed (excluding potential late filing and late payment penalties) at March 31, 2011 is approximately $501,511 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at March 31, 2011).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed.  In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations.  To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company.  The $60,000 is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at March 31, 2011.

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
March 31, 2011
UNAUDITED AND UNREVIEWED

NOTE P – RELATED PARTY TRANSACTIONS

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 201. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010.

Revenues

Consolidated revenues for the quarter ended March 31, 2011 were $5,084,052 as compared to  $1,677,136 for the quarter ended March 31, 2010 , representing an increase of $3,406,916 which consisted of $3,584,651 of new revenue for MITRX and a decrease of -$177,735 or -10.6% for prior operations. Consolidated cost of sales for the quarter ended March 31, 2011 were $3,709,370 or 73.0% of sales as compared to cost of sales for the quarter ended March 31, 2010  of $708,638, or 42.3% of sales. The increase included $2,953,461 of costs for MITRX and  an increase of $42,271 to 755,908 from $708,638 for costs in the prior operations.  This resulted in a gross profit for this quarter of $1,374,682 or 27.0% as compared to gross profit for the same quarter in 2010 of $968,498 or 57.7%. The decrease in our revenues for prior operations this quarter resulted from an overall decrease in referrals from our customer base.   The increase in the costs of good sold for the quarter were due to increased costs of  drugs as we discontinued mail order drugs on some therapies in the last quarter of the year.

The Company has four principal operating segments, which are as follows:

•	Medical Infusion Technologies-“MIT”
•	MITRX Corporation
•	MIT International / Provector
•	Medical Infusion Tech,DME-“DME”
•	MIT Ambulatory Care Center-“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company’s office facilities. MIT’s primary product lines are centered upon infusion therapy.

MITRX Corporation is a specialty pharmacy that MIT acquired the operations of on January 21, 2011 that consisits of Palmetto Long Term Care Pharmacy which provides prescriptions to long term care patients in skilled nursing facilities and long term care facilities and National Direct Home Pharmacy which fills prescriptions on a mail order basis.

MIT International / Provector has exclusive rights to market and distribute ProVector™ to international markets.

“Wholesale” primarily aims at a network of hard to find pharmaceuticals. It concentrates in sales on rare products in the pharmaceutical industry.  Due to working capital constraints, opportunities in this product line are not available to MIT at this time.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients.

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2011
Revenue	$535.958	$-	$885,068	$77,375	$3,584,651	$5,084,052
Income (loss) from operations	(85,805)	(102,682)	205,749	(9,088)	(472,739)	(464,991)
Depreciation and amortization	9,999	-	-	-	12,250	22,249
Assets	$576,977	-	$532,369	$132,013	14,906,973	$16,148,332

2010
Revenue	$589,864	$-	$959,724	$127,769		$1,677,136
Income (loss) from operations	(97,104)	-	263,826	44,531		211,253
Depreciation and amortization	12,999	-	-	-		12,999
Assets	$557,557	$-	$692,980	$567,516		$2,655,565

Operating Expenses

Total operating expenses were $ 1,839,747 for the quarter ended March 31, 2011, from $757,245 for the same period in 2010. $1,103,929 was attributable to MITRX and $735,909 for prior operations which was a decrease of $21,427 or -2.8% with only minor changes from the prior year.

•
Salaries and payroll related costs were $1,009,788 for the three months ended March 31, 2011 consisting of $611,853 for MITRX and $397,935 for prior operations which increased $6,823 from $391,103 for the first quarter of 2010 or an increase of 1.75% over the quarter ended March 31, 2009.

•
Selling, general and administrative expenses were $807,710 for the period which was made up of  $479,826 for MITRX and 327,833 for prior operations which represents a decrease of  $25,259 from $353,143 for the same period in 2010 or 7.1%. For prior operations,  the Company  has been able maintain spending levels at a modest rate while continuing to serve our customer base.  The increase was due primarily to an increase in consulting fees that were offset by decreased spending in virtually all areas of operating expenses including legal expenses, insurance, benefits, office expense and travel related expenses. We anticipate these expenditures to remain flat over the next quarter and any increases that do occur will be based on new spending to support increase in sales from new opportunities in subsequent quarters. Consulting Fees for the quarter were $173,314; other payroll related costs were $34,068; rent expense was $21,644;  insurance expense was $20,288;legal and professional expenses were $19,506; office expense was $18,622;. MITRX expenses consisted of consulting fees of  $72,500; lease expense of $74,642; payroll taxes of $65,033; computer expenses of 53,667.48; postage and delivery expense of $50,519; travel expenses of  $28,515 and telephone expense of $25,614.

•	Depreciation and amortization decreased $3,000 or 23.8% to $9,999 for the quarter ended March 31, 2011 as compared to $12,999 for the same period in 2010. MITRX incurred depreciation of $12,250.

Operating Income

Income from operations decreased $676,588, from  $211,253 in 2011 to -$465,065 in 2010.  The decrease was attributable -$472,379 loss in MITRX for the three months ended March 31,2010 and a decrease of  $203,578 from $211,253 in 2010 to $7,675 in 2011.

Net Income (Loss)

Net income (loss) decreased $366,378 from net (loss) of -$201,510 in 2010 to a net (loss)    of -$567,888 in 2011.  The decrease is attributable  to the $296,774 decrease in the non cash charge from revaluation of equity based financial instruments with characteristics of liabilities  ($35,395 expense in 2011 and  $332,169 expense in 2010) and a $13,166 decrease in interest expense and the decrease of $201,150 in income from operations.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $89,706 as compared to $101,896 at March 31, 2010. For the three months ended March 31, 2011, net cash provided by operating activities aggregated $83,243 as compared to cash provided by operating activities of $83,243 for the three months ended March 31, 2010.  Cash used by financing activities was $94,743 which was used to reduce creditor balances.  As of December 31, 2010, we had cash of $177,620 as compared to a cash balance of $113,596 as of December 31, 2009.

As of March 31, 2011 , we were funded primarily through operations and a term loan with Globank.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2011, we were not engaged in any litigation.

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

MIT HOLDING, INC.

DATE: May 23, 2011	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)