Form 10-Q
period 2011-06-30
MIT Holding, Inc.
filed 2011-08-22
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☑

The number of shares of common stock, no par value per share, outstanding as of August 17, 2011 was 88,260,811

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

INDEX

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010	F-4

Consolidated Statement of Stockholders’ Deficiency for the three months ended June 30, 2011	F-5

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-25

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited amd Unreviewed)
ASSETS
CURRENT ASSETS
Cash	$63,419	$177,620
Amount due from lender received January 24,2011 (Note F)		50,000
Accounts receivable, net of allowance for doubtful accounts of $528,967 and $508,719 respectively	4,091,939	565,777
Inventories	521,057	201,068
Employee advances	1,500	6,100
Prepaid expenses	58,334	65,000

Total current assets	4,736,249	1,065,565

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $157,923 and $123,373, respectively	1,065,228	13,324

OTHER ASSETS
Contract valuation and notes receivable	16,928,799
Non-compete agreement, net of accumulated amortization of $127,926 and $97,929, respectively	42,077	62,075

Total other assets	16,970,876	52,075

TOTAL ASSETS	$22,772,353	$1,140,964

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,236,430	$2,140,246
Current portion of debt	70,032	111,198

Total current liabilities	6,306,462	2,251,444

LONG-TERM DEBT	14,406,679	814,623

Common stock subject to mandatory redemption 5,000,000 shares issued second quarter 2011	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,896.73shares issued and outstanding at June 30, 2011 and December 31, 2009, respectively)	143,738	71,869
Warrants	5,718	817

TOTAL LIABILITIES	21,112,597	3,388,753

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at June 30, 2011 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 57,296,571 and 52,254,571 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	52	52
Additional paid-in capital	11,200,052	6,279,362
Accumulated deficit	(9,540,347)	(8,527,203)

Total stockholders' (deficiency)	1,659,755	(2,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$22,772,353	$1,140,964

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED AND UNREVIEWED)

	June 30, 2011	June 30, 2010

Revenue

Sales and services rendered	$6,494,094	$1,734,579

Cost of medical supplies	4,641,895	687,026

Gross profit	1,852,199	1,047,553

Operating Expenses
Salaries and payroll cost	1.015,130	517,634
Selling, general and administrative	1,079,145	478,074
Provision for doubtful accounts	66,000	-
Depreciation and amortization	22,249	9,999

Total operating expenses	2,182,524	1,005,707

Income (loss) from operations	(330,325)	41,486

Other income (expense):
Income (expense) from revaluation of equity-based
financial instruments with characteristics of
liabilities at fair values (as restated for 2009- note O)	(41,375)	295,050
Interest expense	(73,174)	(81,105)
Total other income (expense)	(114,549)	213,945

Income (loss) before provision for income taxes	(444,874)	255,791

Provision for income taxes	-	-

Net income (loss)	(444,874)	255,791

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	(25,655)	(28,451)

Net income (loss) attributable to common stockholders	$(470,529)	$227,340)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	54,215,349	51,880,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED AND UNREVIEWED)

	June 30, 2011	June 30, 2010

Revenue

Sales and services rendered	$11,578,146	$3,411,715

Cost of medical supplies	8,419,338	1,395,664

Gross profit	3,158,808	2,016,051

Operating Expenses
Salaries and payroll cost	1,990,850	908,737
Selling, general and administrative	1,853,233	831,217
Provision for doubtful accounts	66,000	-
Depreciation and amortization	44,498	22,998

Total operating expenses	3,954,581	1,762,952

Income (loss) from operations	795,774	253,099

Other income (expense):
Income (expense) from revaluation of equity-based
financial instruments with characteristics of
liabilities at fair values (as restated for 2009- note O)	(76,770)	(37,119)
Interest expense	(140,601)	(161,699)
Total other income (expense)	(217,371)	(198,818)

Income (loss) before provision for income taxes	1,013,144	54,281

Provision for income taxes	-	-

Net income (loss)	(1,013,144)	54,281

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	51,310	56,902

Net income (loss) attributable to common stockholders	$(1,064,454)	$(2,621)

Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	54,215,349	51,880,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE, 2010
(UNAUDITED AND UNREVIEWED)

	Common Stock, $.000001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	$6,279,362	$(8,527,203)	$(2,247,789)

Issuance of common stock for related to Globank Loan	5,000,000	-	-	-	-

Purchase accounting adjustment for acquisition of MITRX		-	4,919,221	-	4,919,221

Issuance of stock for compensation	42,000	-	1,470	-	1,470
Net Income for the nine months
Ended June 30, 2011	-	- -	-	(1,013,,145)	(1,013,,145)

Balance at June 30, 2011	57,296.571	$52	$11,200,053	$(9,540,347)	$(1,659,755)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED AND UNREVIEWED)

	June 30, 2011		June 30, 2010
OPERATING ACTIVITIES
Net income (loss)		$(1,013,844)	$54,281
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		76,770	37,119
Depreciation and amortization		44,998	22,998
Issuance of common stock for services		-	12,400
Issuance of stock for acquisition		1,470
Provision for doubtful accounts		66,000	-
Amount due from lender		50,000	-
Changes in operating assets and liabilities:
Receivables		(954,258)	114,737
Inventories		179,637	15,179
Prepaid expenses		(3,095)	(11,014)
Employee advances		4,600	872
Accounts payable and accrued expenses		1,995,938	92,682

Cash provided by operating activities		88,842	339,254

INVESTING ACTIVITIES
Capital expenditures		(21,037)	-

Cash used for investing activities		(21,037)	-

FINANCING ACTIVITIES
Repayment of debt		(202,693)	(322,004)

Cash used for financing activities		(202,693)	(332,004)

NET INCREASE (DECREASE) IN CASH		(114,251)	17,250

CASH BALANCE BEGINNING OF PERIOD		177,670	113,596

CASH BALANCE END OF PERIOD		$63,419	$130,846

Supplemental Disclosures:
Interest paid		$252,229	$161,699
Taxes paid		$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$		$305,728
Conversion of Convertible Preferred Stock to Common Stock	$		$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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

3.  Going Concern

At June 30, 2011, the Company had negative working capital of $1,570,183.  From inception, the Company has incurred an accumulated deficit of $9,540,347.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2011 and for the three months and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three months and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10–K filed April 19, 2011.

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

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.     Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of June 30, 2011.

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

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.   Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ xxxx for the six months ended June 30, 2011 and $ xxxxx for the six months ended June 30, 2010.

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

For the six months ended June 30, 2011 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2011	December 31, 2010
Ambulatory care	$621,396	$470,545
Infusions	528,032	451,756
Durable medical equipment	147,495	152,198
MITRX	3,323,983
Wholesale	-	-

Total	4,620,906	1,074,496

Allowance for doubtful accounts	(528,967)	(508,719)

Net	$4,091,939	$565,777

The allowance for doubtful accounts changed as follows:

	Six months ended June 30, 2011	Six months ended June 30,2010
Balance, beginning of year	$508,719	$998,149
Provision for doubtful accounts resulting frorm acquisition of MITRX	250,000	-
Provision for doubtful accounts	66,000	1,086,993
Writeoffs	(295,752)	(495,861)

Balance, end of period	$528,968	$1,589,281

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE E – INVENTORIES

Inventories consist of:

	June 30, 2011	December 31, 2010
Ambulatory care	$73,667	$81,868
Infusions	67,398	63,675
Durable medical equipment	15,674	36,385
MITRX	364,318
Total	$521,057	$181,928

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	June 30, 2011	December 31, 2010
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(157,923)	(137,925)

Total	$42,077	$62,075

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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
	$602,727	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer.	-	35,824

Long term payables due to Smith Drug and Amerisource. These obligations were incurred by the former companies that combined to create MITRX in January of 2011.	16,928,799

Suntrust Bank Fixed Rate Term Note, interest at 10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	226,097	262,097

Note for legal fees,
Total	17,757,623	939,254
Current portion of debt	111,198	939,254
Long – term debt	$17,646,425	$-

Maturities of debt at June 30, 2011 are as follows:

Years ending June 30,	Amount
2012	$73,500
2013	81,197
2014	603,096
2015	16,999,830
$17,757,623

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE H – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	June 30, 2011		December 31, 2010
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2011:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2010	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, March 31, 2011	11,762,240,	108,081
Revaluation credited to operations Revaluation credited to operations		41,375
Balance, June 30, 2011	11,762,240	$149,459

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of June 30, 2011, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of June 30, 2011 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $361,184 and $295,831 at June 30, 2011 and December 31, 2009, respectively.

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

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total.  The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2011 and increased common stock and additional paid-in capital by the same amount.

In the third quarter of 2010, a holder of Series A Convertible Preferred Stock elected to convert 100 shares owned into 200,000
Shares of Common Stock.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2009 and for the six months ended June 30, 2010 follows:

Common Shares Equivalent

	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2011	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at June 30, 2011 and December 31, 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at June 30, 2011 and December 31, 2010 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six months ended June 30,
	2011	2010
Expected income tax expense (benefit) at 34%	$(344,099)	$18,455
Non-deductible stock-based compensation	-	4,216
Non-deductible expense (non-taxable income)
from revaluation of equity-based financial instruments
with characteristics of liabilities at fair values	(26,102)	7,373
Change in valuation allowance	3174997	(32,044)

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	June 30, 2011	December 31, 2010

Allowance for doubtful accounts	$196,980	$172,964
Net operating loss carryforward	1,688,159	1,128,039
Total	1,885,139	1,351,003
Less valuation allowance	(1,885,139)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of June 30, 2011 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at June 30, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

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

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

“MITRX” provides pharmacy services to Long Term Care facilities throughout South Carolina as well as “mail order Prescriptions” to mail order customer.

The following tables show the summarized financial information of the Company’s reportable segments at June 30, 2011 and 2010 and for the six months then ended:

	Medical
	Infusion - MIT	International/ Provector	Ambulatory Care	DME	MITRX	Combined
2011
Revenue	$1,223,792	$-	$1,793,878,	$187,180	$8,373,116	$11,578,146
Income (loss) from operations	71,315	(235,903)	104,943	9,306	(745,436)	(795,774)
Depreciation and amortization	19,999	-	-	-	24,500	44,998
Assets	$576,977	-	$532,369	$132,013	21,548,684	$22,772,353

2010
Revenue	$2,162,912	$-	$1,046,645	$202,157	-	$3,411,714
Income (loss) from operations	142,940	(293,485)	366,007	37,637	-	253,099
Depreciation and amortization	22,998	-	-	-	-	22,998
Assets	$646,904	$-	$291,255	$39,527	-	$997,686

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company was obligated to pay its chief operating officer a salary of approximately  $117,000 per year through May 10, 2010 and on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of ( i ) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and ( ii) the proceeds, if any, received by her from the sale of any of the 312,500 shares.  As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company. This agreement has been verbally extended and amended to defer the $625,000 common stock market value contingent liability of the Company until 2012

Pursuant to an Employment Agreement with the  Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company was obligated to pay its pharmacist in charge a salary of approximately  $40,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of ( i ) the market value of the remainder of the 250,000 unsold shares  issued to him on June 7, 2007 and ( ii) the proceeds, if any, received by him from the sale of any of the 250,000 shares.  As part of the agreement, the pharmacist in charge agreed not to compete with the Company for a period of three years after the sales of any shares of the Company.  This agreement has been verbally extended and amended to defer the $500,000 common stock market value contingent liability of the Company until 2012.

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

30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $47,182 and $39,490 for the six months ended June 30, 2011 and 2010, respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED AND UNREVIEWED)

NOTE O – SUBSEQUENT EVENTS

On August 17, 2011, 30,964,240 common shares were issued by the company that relate to the following items.  26,860,000 shares were issued relating to the acquisition of Palmetto Long Term Care Pharmacy, Inc.  and National Direct Home Pharmacy, LLC  on February 4, 2011. 700,000 shares were issued to directors of the company as compensation for services provided. 3,404.240 shares were issued to the President of the company as compensation for services provided to the company.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended June 30, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010.

Revenues

Consolidated revenues for the six months ended June 30, 2011 were $11,578,146 as compared $3,411,714 for the six months ended June 30, 2010, representing an increase of $8,166,431 representing new revenue from MITRX and a decrease in revenues of $206,684 to $3,205,030 from the prior period. Consolidated cost of sales for the  six months ended June 30, 2011  were $8,419,338 or 72.7% of sales as compared to cost of sales for the previous period ended June 30, 2010 of $1,395,664 or 40.9% of sales. This resulted in a gross profit for the period of $3,158,808 or 27.3% as compared to gross profit for the same period in 2010 of $2,016,051 or 59.1%. The increase in gross profit of $1,142,757 for the six months ended June 30, 2011 is due to gross profit of $1,524,722 for MITRX offset by a decrease in gross profit of $381,965 from prior operations. The difference in gross margin as a % of Sales is a result of profit margins in MITRX being substantially lower than that for the prior operations.

Consolidated revenues for the three months ended June 30, 2011 were $6,494,094 as compared to $1,734,579 for the three months ended June 30, 2010, representing an increase of $4,759,515 consisting of $4,788,465 in revenues attributable to MITRX and a decrease in revenues of $28,949 from $1,077,134 in 2010 to $1,016,570 for the same period in 2011.  Consolidated cost of sales for the three months ended June 30, 2011 were $4,641,895 or 71.5% of sales as compared to cost of sales for the previous period ended June 30, 2010 of $687,026 or 39.6% of sales. This resulted in a gross profit for the three month period of $1,852,199 or 28.5% as compared to gross profit for the same period in 2010 of $1,047,553 or 60.4%. The gross profit for MITRX operations $895,311 or 18.7% while profit from prior operations was $956,887 of 56.1%

The increase in consolidated revenues for the period reflects the addition of MITRX revenues of $4,788,465 and $8,373,116 of new revenue for the company in 2011 for the three months and six months ended June 30, 2011, respectively.

Continued use of mail order drugs led to little change in sales volume with a continued decrease in cost of sales.  The company has not participated in the Wholesale market in recent periods. The company does not anticipate any significant activity in Wholesale in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it will reenter the wholesale distribution business if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

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

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

“MITRX” provides pharmacy services to Long Term Care facilities throughout South Carolina as well as “mail order prescriptions” to mail order customers.

The following tables show the operations of the Company’s reportable segments:

For the Six months ended June 30,

	Medical
	Infusion - MIT	International/ Provector	Ambulatory Care	DME	MITRX	Combined
2011
Revenue	$1,223,792	$-	$1,793,878,	$187,180	$8,373,116	$11,578,146
Income (loss) from operations	71,315	(235,903)	104,943	9,306	(745,436)	(795,774)
Depreciation and amortization	19,999	-	-	-	24,500	44,998
Assets	$576,977	-	$532,369	$132,013	15,220,103	$16,741,371

2010
Revenue	$2,162,912	$-	$1,046,645	$202,157		$3,411,714
Income (loss) from operations	142,940	(293,485)	366,007	37,637		253,099
Depreciation and amortization	22,998	-	-	-		22,998
Assets	$646,904	$-	$291,255	$39,527		$997,686

Operating Expenses

●	Operating expenses increased $2,190,541 or 124.3% to $3,953,493 for the six months ended June 30, 2011 from $1,762,952 for the same period in 2010 and income (loss) from operations decreased by $1,047,784 from $253,099 to ($794,685) from 2010. The increase in operating expense is attributable to $ 2,269,069 in Operating expenses from MITRX and a decrease in operating expenses from $1,762,952 in 2010 to $1,684,424 for prior operations.

●	For the six months ended June 30, 2011, payroll expenses were $1,990,850 as compared to $908,737 in 2010, an increase of $1,082,113 or 119.1%, $1,178,439 are attributable to newly acquired MITRX while prior operations showed a decrease of $45,202 from $831,217 in 2010 to $786,015 in 2011. Selling, general and administrative expenses were $1,853,233 as compared to $831,217 in 2010, an increase of $1,02,016 or 123.0% that is attributable to increased consulting expenses, lease costs, postage costs, computer costs. For the six months ended June 30, 2011, we had the following expenses: consulting expenses of $489,985, payroll related costs of $319,516, lease expenses of $199,460, Postage expense of $97,367, telephone xpense of $85,293, travel expense of 73,958 accounting and legal expense of $68,658.

●	For the three months ended June 30, 2011, selling, general and administrative expenses were $1,015,130 as compared to $517,634 in 2010, an increase of $497,496 or 6.1% that is attributable to increases in salaries and wages, consulting costs, lease epense, legal and accounting fees, marketing costs, and postage expense. For the three months ended June 30, 2011, we had the following consulting costs of $244,156, payroll taxes of $220,416, lease costs of $106,174, postage and delivery expense of $79,985, telephone expense of $51,429, travel expense of $44,002, and computer expense of $42,029.

●	Depreciation and amortization increased $21,500 or 93.5% to $44,498 for the six months ended June 30, 2011 as compared to $22,997 for the same period in 2010 and increased $12,250 or 122.5% to $222499 for the three months ended June 30, 2011 as compared to 9,999 for the same period in 2010. The increase was mainly attributable to the newly acquired assets of MITRX..

Operating Income (loss)

Operating income (loss) decreased $1,048,872 or 414.4% to ($795,441) for the six months ended June 30, 2011 from $253,099 for the same period ended June 30, 2010 and decreased $372,1741, or 889%, to ($330,325) from $41,846 for the three months ended June 30, 2010.  This is primarily attributable to lower gross margins and higher operating expenses for MITRX as well as lower margins for prior operations in 2010 offset by higher professional fees and payroll costs.

Net income (loss)

Pretax income (loss) decreased $1,067,425 to ($1,013,145) for the six months ended June 30, 2011 from ($54,281) for the same period ended June 30, 2010 and decreased $700,665 to ($444,874) from $255,791 for the three months ended June 30, 2010.  This is primarily lower gross margins at MITRX and a minor increase in operating expenses for prior operations.

Liquidity and Capital Resources

As of June 30, 2011, the company had cash of $63,419 as compared to 177,260 at December 31, 2010. For the six months ended June 30, 2011, net cash provided by operating activities aggregated $75,232 as compared to cash provided by operating activities for the six months ended June 30, 2010 of $339,254.  As of June 30, 2011, we were funded primarily through operations. The principal financing activities for the six months ended June 30, 2011 consisted of repayment of debt of $135,2748 as compared to $322,004 for the six months ended June 30, 2010.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan had interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The loan matured on September 1, 2010 and is secured by all of the assets of the Company. The Globank note was renewed on December 31,2010 with interest at 14.9% payable in three years. The loan is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.

At December 31, 2010, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and any failure to pay the loan to Globank when due may adversely our ability to secure additional financing.  Globank could declare the loan in default and pursue its remedies, which would adversely affect our operations.  The collection of accounts receivable continues to be slower than management would prefer.   Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The development of ProVector TM has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in late 2010 should adequate financing be obtained. The Company is actively promoting the viability of the ProVector TM .to entities that could provide working capital and provide means to distribute the ProVector TM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2011, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: August 22, 2011	By:	/s/ William C Parker
William C. Parker,Chief Executive Officer
(principal executive officer)

/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)