Form 10-Q
period 2011-09-30
MIT Holding, Inc.
filed 2011-11-21
CIK 1367416

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares of common stock, no par value per share, outstanding as of November 10, 2011 was 88,260,811

MIT HOLDING, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010	F-4

Consolidated Statement of Stockholders’ Deficiency for the three months ended September 30, 2011	F-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-25

MIT HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited and Unreviewed)
ASSETS
CURRENT ASSETS
Cash	$51,678	$177,620
Amount due from lender received January 24,2011 (Note F)		50,000
Accounts receivable, net of allowance for doubtful accounts of $232,276 and $508,719 respectively	798,809	565,777
Inventories	164,214	201,068
Employee advances	1,863	6,100
Prepaid expenses	34,612	65,000

Total current assets	1,051,176	1,065,565

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $127,926 and $123,373, respectively	23,772	13,324

OTHER ASSETS
Investment in subsidiary and related contracts	4,000,000
Non-compete agreement, net of accumulated amortization of $127,926 and $97,929, respectively	32,078	62,075

Total other assets	4,032,078	52,075

TOTAL ASSETS	$5,107,026	$1,140,964

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,506,545	$2,140,246
Current portion of debt	83,422	111,198

Total current liabilities	2,589,967	2,251,444

LONG-TERM DEBT	738,608	814,623

Common stock subject to mandatory redemption 5,000,000 shares issued second quarter 2011	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,896.73 shares issued and outstanding at September 30, 2011 and December 31, 2009, respectively)	118,804	71,869
Warrants	817	817

TOTAL LIABILITIES	3,698,097	3,388,753

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at June 30, 2011 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 88,260,811 and 52,254,571 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	83	52
Additional paid-in capital	7,519,371	6,279,362
Accumulated deficit	(6,110,524)	(8,527,203)

Total stockholders' (deficiency)	1,408,929	(2,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,107,026	$1,140,964

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED AND UNREVIEWED )

	September 30, 2011	September 30, 2010

Revenue

Sales and services rendered	$1,517,794	$1,807,622

Cost of medical supplies	531,379	701,518

Gross profit	986,415	1,106,104

Operating Expenses
Salaries and payroll cost	592,289	444,412
Selling, general and administrative	445,782	459,842
Provision for doubtful accounts	140,000	84,000
Depreciation and amortization	9,999	9,999

Total operating expenses	1,188,070	998,253

Income (loss) from operations	(201,655)	107,851

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics
of liabilities at fair values (as restated for 2009- note O)	29,934	52,639
Loss from discontinued operations	(204,494)
Gain on disposition of Assets by MITRX, Inc- note Q	2,925,600
Interest expense	(69,490)	(90,531)
Total other income (expense)	2,681,550	(37,892)

Income (loss) before provision for income taxes	2,479,894	69,959

Provision for income taxes	-	-

Net income (loss)	2,479,894	69,959

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	25,655	8,451

Net income (loss) attributable to common stockholders	$2,454,239	$61,508

Net income (loss) per common share:
Basic and diluted	$0.03	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	72,105,555	51,880,349

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
( UNAUDITED AND UNREVIEWED )

	September 30, 2011	September 30, 2010

Revenue

Sales and services rendered	$4,722,825	$5,219,337

Cost of medical supplies	1,984,374	2,097,182

Gross profit	2,738,451	3,122,155

Operating Expenses
Salaries and payroll cost	1,404,700	1,353,149
Selling, general and administrative	1,349,747	1,291,059
Provision for doubtful accounts	206,000	84,000
Depreciation and amortization	29,997	32,997

Total operating expenses	2,990,444	2,761,205

Income (loss) from operations	(251,994)	360,950

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics
of liabilities at fair values (as restated for 2009- note O)	(46,836)	15,520
Loss from discontinued operations	(948,786)
Gain on disposition of Assets by MITRX, Inc- note Q	2,925,600
Interest expense	(210,091)	(252,230)
Total other income (expense)	1,719,886	(236,710)

Income (loss) before provision for income taxes	1,467,855	124,240

Provision for income taxes	-	-

Net income (loss)	1,476,893	124,240

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	51,310	65,353

Net income (loss) attributable to common stockholders	$1,416,583	$58,887

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	62,268,683	51,880,349

MIT HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
( UNAUDITED AND UNREVIEWED )

	Common Stock , $.000001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	$6,279,362	$(8,527,203)	$(2,247,789)

Issuance of common stock for related to Globank Loan	5,000,000	-	-	-	-

Issuance of stock for compensation	42,000	-	1,470	-	1,470

Issuance of stock for compensation of Officers and Directors.	4,104,240	4	164,166		164,170

Issuance of stock for MITRX acquisition of PLTC	26,860,000	27	1,074,373,		1,074,400

Loss from discontinued operations				948,736	948,736

Net income for the nine months ended September 30, 2011	-	-	-	1,467,893	1,467,893

Balance at September 30, 2011	88,260,811	$83	$7,519,371	$(6,110,524)	$1,408,930

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
( UNAUDITED AND UNREVIEWED )

	September 30, 2011		September 30, 2010
CASH Flow
OPERATING ACTIVITIES
Net income (loss)		$2,416,679	$124,240
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		(46,935)	(15,520)
Depreciation and amortization		29,997	32,997
Issuance of common stock for services		165,640	12,400
Provision for doubtful accounts		206,000	84,000
Amount due from lender		50,000
Changes in operating assets and liabilities:
Receivables		439,033	(14,210)
Inventories		36,854	2,776
Prepaid expenses		30,338	(14,686)
Employee advances		4,237	(3,934)
Accounts payable and accrued expenses		(419,996)	165,528

Cash provided by operating activities		2,913,897	373,591

INVESTING ACTIVITIES
Issuance of stock for acquisition		1,074,400
Capital expenditures		(10,048)	-

Cash used for investing activities		1,063,952)	-

FINANCING ACTIVITIES
Note receivable for disposition of MITRX operations		(4,000,000)
Repayment of debt		(103,791)	(398,935)

Cash used for financing activities		(4,103,791)	(398,935)

NET INCREASE (DECREASE) IN CASH		(125,942)	(25,344)

CASH BALANCE BEGINNING OF PERIOD		177,620	113,596

CASH BALANCE END OF PERIOD		$51,678	$88,252

Supplemental Disclosures:
Interest paid		$252,229	$252,299
Taxes paid		$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$		$252,229
Conversion of Convertible Preferred Stock to Common Stock	$		$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

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

At September 30, 2011, the Company had negative working capital of $1,527,301.  From inception, the Company has incurred an accumulated deficit of $6,110,524.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

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

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE B –  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2011 and for the three months and six months ended SEPTEMBER 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three months and six months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

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
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.    Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2011.

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

MIT HOLDING, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.   Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 33,876 for the nine months ended September 30, 2011 and $ 84,294 for the six months ended September 30, 2010.

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

For the nine months ended September 30, 2011 and 2010, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2011	December 31, 2010
Ambulatory care	$501,767	$470,545
Infusions	435,362	451,756
Durable medical equipment	93,956	152,198
MITRX	-
Wholesale	-	-

Total	1,0341,085	1,074,496

Allowance for doubtful accounts	(232,276)	(508,719)

Net	$4,091,939	$565,777

The allowance for doubtful accounts changed as follows:

	Six months ended September 30, 2011	Six months ended September 30, 2010
Balance, beginning of year	$508,719	$998,149
Provision for doubtful accounts	206,000	1,086,993
Writeoffs	(482,443)	(495,861)

Balance, end of period	$232,276	$1,589,281

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE E – INVENTORIES

Inventories consist of:

	September 30, 2011	December 31, 2010
Ambulatory care	$78,001	$81,868
Infusions	69,791	63,675
Durable medical equipment	16,421	36,385
	-
,Total	$164,213	$181,928

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	September 30, 2011	December 31, 2010
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(167,922)	(97,929)

Total	$32,078	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )
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
	$611,727	$500,000

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer.	-	35,824

Suntrust Bank Fixed Rate Term Note, interest at 10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	210,303	262,097

Note for legal fees,
Total	822,030	939,254
Current portion of debt	83,422	939,254
Long – term debt	$738,608	$-

Maturities of debt at September 30, 2011 are as follows:

Years ending June 30,	Amount
2012	$87,353
2013	95,243
2014	639,434
$822,030

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

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

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE H –  ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	September 30, 2011		December 31, 2010
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2011:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance, March 31,2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance, June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance, September 30, 2010	11,762,240	153,541
Revaluation credited to operations		(80,855)
Balance, December 31, 2010	11,762,240	72,686
Revaluation charged to operations		35,395
Balance, March 31,2011	11,762,240	108,081
Revaluation charged to operations		41,375
Balance, June 30,2011	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance, September 30, 2011	11,762,240	$119,621

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of September 30, 2011, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of September 30, 2011 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $361,184 and $295,831 at September 30, 2011 and December 31, 2009, respectively.

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
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total.  The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the six months ended September 30, 2011 and increased common stock and additional paid-in capital by the same amount.

In the third quarter of 2010, a holder of Series A Convertible Preferred Stock elected to convert 100 shares owned into 200,000 Shares of Common Stock. In the second quarter of 2011, 5,000,000 shares of common stock were issued to Globank, Inc.   as consideration for the loan to MIT by Globank and 42,000 shares were issued as compensation to certain officers. In the third  quarter of 2011, 4,104,240 were issued as compensation to officers and directors of the Company and 26,860,000 shares were    issued in connection with the purchase by MITRX of Palmetto Long Term Pharmacy (PLTC) and National Direct Home Pharmacy (NDHP). The value of the shares was included in the value of the acquisition.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2009 and for the six months ended September 30, 2011 follows:

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2011	600,000	8,418,780

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at September 30, 2011 and December 31, 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at September 30, 2011 and December 31, 2010 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine months ended September 30,
	2011	2010
Expected income tax expense (benefit) at 34%	$499,083	$23,783
Non-deductible stock-based compensation	55,184	4,216
Non-deductible expense (non-taxable income)
from revaluation of equity-based financial instruments
with characteristics of liabilities at fair values	(10,178)	(5,277)
Change in valuation allowance	(844,089)	(22,725)

Provision for income taxes	$-	$-

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	September 30, 2011	December 31, 2010

Allowance for doubtful accounts	$78,794	$172,964
Net operating loss carryforward	356,369	1,178,039
Total	435,163	1,351,003
Less valuation allowance	(435,163)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of September 30, 2011 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at September 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

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
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at September 30, 2011 and 2010 and for the six months then ended:

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2011
Revenue	$1,846,175	$200,000	$2,414,311	$262,339	$	$4,722,825
Income (loss) from operations	(1,169,217)	(193,946)	1,077,188	33,981		(251,994)
Depreciation and amortization	29,997	-	-	-		29,997
Assets	$4,546,132	-	$473,744	$87,150		$5,107,026

2010
Revenue	$2,162,912	$-	$1,046,645	$202,157		$3,411,714
Income (loss) from operations	142,940	(293,485)	366,007	37,637		253,099
Depreciation and amortization	22,998	-	-	-		22,998
Assets	$646,904	$-	$291,255	$39,527		$997,686

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring September 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

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
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $47,182 and $39,490 for the six months ended September 30, 2011 and 2010, respectively.

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

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company.  Further, the recipients of stock-based awards under the Plan should identify their success with that of the Company's shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee administers the Plan

NOTE O – SUBSEQUENT EVENTS

On October 31, 2011 a fire started in a suite of offices adjacent to our corporate offices.  The fire completely destroyed 4 offices and caused smoke damage to the remainder of the suites.  This has caused significant efforts to be taken to relocate offices, acquire replacement furniture and equipment and to reassign responsibilities to continue to operate the Company.  Due to redundancy in data backups and sound Information Technology Internal Controls, it is believed that no data was lost although the Company continues to review its operating data and has not found any loss of data. Hard copy files relating to accounting such as bank statements, check supporting documents were lost but it is believed that the Company can reconstruct or replace any lost documents.

NOTE Q – LOSS ON DISCONTINUED OPERATIONS

As noted in the 8k issued on September 20, 2011, MITRX Corporation, a wholly owned subsidiary of MIT Holding Inc. (“MIT” or the “Company”) executed two Stock Purchase agreements selling One hundred Percent (100%) of each of the companies; National Direct Home Pharmacy, Inc to TDT Investments Inc. and Palmetto Long Term Care Pharmacy, Inc. to Pharmco, Inc.  There are no material relationships between the purchasers, its owners, affiliates, officers or directors and MIT’s officers, directors or affiliates, other than Tommy Duncan who is a long term director of MIT, who abstained from any voting pertaining to these transactions.

The operations of the company for the period January 20, 2011 to August 19,2011 is summarized below

MIT HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
( UNAUDITED AND UNREVIEWED )

NOTE Q – LOSS ON DISCONTINUED OPERATIONS (Continued)

Results of Operations

Sales and Services rendered	$12,901,669

Cost of Medical Supplies	10,515,438

Gross profit	2,386,231
Operating Expenses
Salaries and payroll costs	1,881,909
Selling, general and administrative	1,424,525
Depreciation Expense	28,583
Total Operating Expenses	$3,335,017

Income (loss) from operations	$(948,786)

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended September 30, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010.

Revenues

Consolidated revenues for the nine months ended September 30, 2011 were $4,722,825 as compared $5,219,337 for the nine months ended September 30, 2010, representing a decrease of $496,512 or 9.5%. Consolidated cost of sales for the  nine months ended September 30, 2011  were $1,984,374 or 40.2% of sales as compared to cost of sales for the previous period ended September 30, 2010 of $2,097,132 or 38.3% of sales. This resulted in a gross profit for the period of $2,738,451 or 58.0% as compared to gross profit for the same period in 2010 of $3,140,204 or 60.2%

Consolidated revenues for the three months ended September 30, 2011 were $1,517,622, as compared $1,807,622 for the three months ended September 30, 2010, representing an decrease of $289,827 or 16.3%. Consolidated cost of sales for the three months ended September 30, 2011 were $531,379 or 35.5% of sales as compared to cost of sales for the previous period ended September 30, 2009 of $701,518 or 38.8% of sales. This resulted in a gross profit for the three month period of $986,415 or 65.% as compared to gross profit for the same period in 2009 of $1,106,104 or 61.2%.

The decrease in consolidated revenues for the period reflects a decrease of revenue in the Ambulatory division on a quarter to quarter basis due to continued use of mail order drugs leading to little change in sales volume with a decrease in sales.  In addition, the Company has opened a compounding pharmacy in South Carolina which incurred significant startup costs in the last 12 months while not achieving the anticipated revenues that the Company had forecasted. The company has not participated in the Wholesale market in the recent periods. The company does not anticipate any significant activity in Wholesale in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it will reenter the wholesale distribution business if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

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

The following tables show the operations of the Company’s reportable segments:

For the Nine months ended September 30,

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2011
Revenue	$1,846,175	$200,000	$2,414,311	$262,339	$-	$4,722,825
Income (loss) from operations	(1,169,217)	(193,946)	1,077,188	33,981	-	(251,994)
Depreciation and amortization	29,997	-	-	-		29,997
Assets	$4,546,132	-	$473,744	$87,150		$5,107,026

2010
Revenue	$2,162,912	$-	$1,046,645	$202,157		$3,411,714
Income (loss) from operations	142,940	(293,485)	366,007	37,637		253,099
Depreciation and amortization	22,998	-	-	-		22,998
Assets	$646,904	$-	$291,255	$39,527		$997,686

Operating Expenses

Operating expenses increased $229,239 or 8.3% to $2,990,444 for the nine months ended September 30, 2011 from $2,761,205 for the same period in 2010 and income (loss) from operations decreased by $612,943 from $360,949 to ($251,993) from 2010. The increase in operating expense is attributable to a $320,985 increase in consulting fees and $122,000 increase in bad debt expense.

•
For the nine months ended September 30, 2011, selling, general and administrative expenses were $1,349,747 as compared to $1,291,059 in 2009, an increase of $58,668 or 4.% from the prior period, that is attributable to increased consulting fees, offset by lower marketing costs, and legal and accounting fees.  For the nine months ended September 30, 2011, we had the following expenses: consulting fees of $546,432, employee benefits and payroll related costs of $135,361, insurance expense of $60,766, accounting and legal expense of $59,106 and office expense of $42,974.

For the three months ended September 30, 2011, selling, general and administrative expenses were $445,782 as compared to $459,842 in 2010, a decrease of $14,059 or 3.1% that is attributable to increases in  consulting fees, off set by decreases in legal and accounting fees and marketing costs. For the three months ended September 30, 2011, we had the following expenses: consulting fees of $173,946, employee benefits and payroll related costs of $57,445, lease expense of $34,868, insurance expense of $20,714, office expense of $11,291 and telephone expense of $10,176.

•
Depreciation and amortization decreased $3,000 or 9.1% to $29,997 for the nine months ended September 30, 2011 as compared to $32,997 for the same period in 2010 and was unchanged at $9,999 for the three months ended September 30, 2011 as compared to the same period in 2010. The minor changes  was mainly attributable to the number of fully depreciated assets in the company and management limiting capital spending.

Operating Income (loss)

Operating income (loss) decreased $612,943 or 169.8% to ($251,655) for the nine months ended September 30, 2011 from $360,949 for the same period ended September 30, 2010 and decreased $309,506, or 286.9%, to ($201,655) from $107,851 for the three months ended September 30, 2011.  This is primarily attributable to lower margins and higher operating expenses in 2011.

Net income (loss)

Pretax income (loss) increased $1,343,651 to 1,467,892 or 1081.4% for the nine months ended September 30, 2011 from ($124,241) for the same period ended September 30, 2010 and increased $1,647,089 to $1,518,231 from ($128,858) for the three months ended September 30, 2011 over the prior year..  This is primarily due to the disposition of MITRX investment in South Carolina operations which consisted of long term care pharmacy .

Liquidity and Capital Resources

As of September 30, 2011, the company had cash of $51,648 as compared to 177,260 at December 31, 2010. For the nine months ended SEPTEMBER 30, 2011, net cash provided by operating activities aggregated $2,913,897 as compared to cash provided by operating activities for the nine months ended September30, 2010 of $373,591.  As of September 30, 2011, we were funded primarily through operations. The principal financing activities for the six months ended September 30, 2011 consisted of repayment of debt of $103,791 as compared to $398,935 for the nine months ended September 30, 2011.

On August 1, 2008, the Company borrowed $500,000 from Globank, Inc. The loan had interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The loan matured on September 1, 2010 and is secured by all of the assets of the Company. The Globank note was renewed on December 31, 2010 with interest at 14.9% payable in three years. The loan is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.

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

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of  September 30, 2011, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended SEPTEMBER 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: November 21, 2011	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)