Form 10-K
period 2011-12-31
MIT Holding, Inc.
filed 2012-04-19
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ______ To _____

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]. No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]        Smaller Reporting Company [X]

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 12, 2012, the registrant had 81,400,811 shares of common stock issued and outstanding.

At June 30, 2010, the aggregate market value of the voting stock held by non-affiliates was $ 1,192,680 based upon 29,816,995 shares held by non-affiliates, and the average of the bid price and the asked price of $.04 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or other information statement; and (3) any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

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

iii

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

Patients are generally referred to infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at an ambulatory infusion center. We believe that several factors will contribute to growth in non-hospital based infusion therapy, including:

●	Healthcare cost containment pressures;
●	Increased number of therapies that can be safely administered in patients’ homes;
●	Patient preference for at-home treatment;

●	Increased acceptance of home infusion by the medical community and by managed care organizations and other payors;
●	Technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices; and
●	Increased utilization of home infusion therapies due to demographic trends, in particular increasing life expectancies.

MIT’s pharmacy customers can choose to have their therapies administered at the 3,000 square foot ambulatory care center in Savannah, Georgia staffed by three full-time nurses and two part-time doctors or in their own homes

MIT offers patients the following services:

●	Medication and supplies for administration and use at home or within our ambulatory infusion center;
●	Consultation and education regarding the patient’s condition and the prescribed medication;
●	Clinical monitoring and assistance in monitoring potential side effects; and
●	Assistance in obtaining reimbursement.

MIT provides its patients the following home infusion therapies:

●	Total Parenteral Nutrition: intravenous therapy providing required nutrients to patients with digestive or gastro-intestinal problems, most of whom have chronic conditions requiring treatment for life;
●	Anti-infective Therapy: intravenous therapy providing medication for infections related to diseases such as osteomyelitis and urinary tract infections;
●	Pain Management: intravenous or continuous injection therapy, delivered by a pump, providing analgesic pharmaceuticals to reduce pain;
●	Other therapies: treating a wide range of medical conditions, including IVIG

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

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2009 and December 31, 2010 respectively, 11.6% and 13.7% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 11.8% and 9.0% of our total accounts receivable, respectively, as of December 31, 2010 and December 31, 2011.

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

Employees

As of December 31, 2011, MIT employed 36 persons on a full-time basis of which 11 were involved in administration, 22 in medical services, and 2 for durable medical equipment. None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $5,933,206 in 2011 and had receivables of $997,195 as of December 31, 2011, our inability to achieve sufficient increases in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. Revenues increased in 2010 to $7,088,493 from $6,400,042 in 2008. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

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

For the fiscal year ended December 31, 2011 over 11% of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

We are highly dependent on reimbursement from a managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2011 and December 31, 2010, approximately xx.xx% and 88.7% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability. In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately xx.xx% and 22.8% of MIT’s revenues for the years ended December 31, 2011 and December 31, 2010, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business. There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

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

Some of the healthcare laws and regulations that apply to our activities include:

●	The federal “Anti-Kickback Statute” prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. Although there are “safe harbors” under the Anti-Kickback Statute, some of our business arrangements and the services we provide may not fit within these safe harbors or a safe harbor may not exist that covers the arrangement. The Anti-Kickback Statute is an intent based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Violations of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

●	The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services (“DHS”) that are reimbursable under Medicare. The Stark Law exempts certain business relationships which meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provides federal privacy protections for individually identifiable health information. Through the adoption of the Privacy Rule, HIPAA set national standards for the protection of health information for providers and others who transmit health information electronically. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

●	MIT must obtain state certain licenses to operate and dispense pharmaceuticals. If we are unable to maintain our licenses or if states or the federal government place burdensome restrictions or limitations on pharmaceutical distributors, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

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

Item 2. Description of Property

MIT is headquartered in Savannah, Georgia at 115 Echols Street, while its administrative offices are at 37 West Fairmont Street Suite 202, also in Savannah. This rented facility on Echols Street consists of a building, with a warehouse for inventory and is also the location of MIT's pharmacy, clean room for compounding and the Savannah ambulatory center. MIT believes that its premises are sufficient for its current operations. On November 1, 2010, the Fairmont location was severely damaged by a fire and the company has rented temporary space on a month to month basis to continue operations. It is not known when the facility will be ready for occupancy. The monthly rent on the temporary location is $1325 per month.

The following are the key terms of MIT’s lease agreements:

●	The lease on the facility located at 115B Echols St., Savannah, GA provides for rent of $4,120 per month and is on a month to month basis. This lease is personally guaranteed by William C. Parker, Chairman of the Board.
●	MIT leases three suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. The leases for Suites 202 and 204 are on a month to month basis. The monthly rent on Suite 202 is $1360, and the monthly rent on Suite 204 is $1123. The lease for Suite 206 is $1158 and has been added to the master lease. This lease is personally guaranteed by William C. Parker.

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

Period	High	Low

2011:
Quarter Ended March 31	$.09	$.02
Quarter Ended June 30.20		.03
Quarter Ended September 30.05		.01
Quarter Ended December 31.04		.02
2010:
Quarter Ended March 31	$.10	$.02
Quarter Ended June 30.20		.03
Quarter Ended September 30.05		.01
Quarter Ended December 31.04		.02

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

	2011	2010	2009
Net sales	$5,933,206	7,088,492	6,400,042
Net income(loss) from continuing operations	$(1,729,764)	78,832	(1,243,665)
Net income(loss) from discontinuing operations	$400,000
Net income(loss)	$(1,437,566)	78,832	(1,243,665)
Net income(loss) per Common share	$(.03)	(.00)	(.03)
Total assets	$1,435,375	1,140,964	1,103,309
Long-term debt	$718,516	814,623	-
Working capital	$(1,786,841)	(1,185,879)	(2,278,070)
Stockholders' equity	$(2,241,913)	(2,247,789)	(2,347,021)

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of year ended December 31, 2011 to the year ended December 31, 2010.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined
2011
Revenue	$2,415,151	200,000	2,964,680	353,374	$5,933,206
Income (loss) from operations	(2,344,080)	(333,623)	1,210,,602	53,418	(1.413,683)
Interest expense	269,245	0	0	0	269,245
Depreciation and amortization	33,330	0	0	0	33,330
Assets	907,834	0	426,008	101,553	1,435,375
2010
Revenue	$2,207,772	$0	$4,528,301	$332,420	$7,088,493
Income (loss) before taxes	102,651	(584,914)	806,777	(9.386)	315,128
Interest expense	332,672	0	0	0	332,672
Depreciation and amortization	42,996	0	0	0	42,996
Assets	697,176	0	334,123	109,665	1,140,964

Revenues

Consolidated revenues for the year ended 2011 were $5,933,206 as compared to $7,088,493 for the year ended December 31, 2010, representing an decrease of $1,155,287 or 16.2%. Consolidated cost of sales for the year ended December 31, 2011 were $2,550,745 or 42.9% of sales as compared to cost of sales for the year ended December 31, 2010 of $2,612,062 or 36.8% of sales. This resulted in a gross profit for the year ended December 31, 2011 of $3,382,460 or 57.0% as compared to gross profit for the year ended December 31, 2010 of $4,476,430 or 63.2%. The increase in our consolidated revenues for the year ended 2010 were the result of increasing referrals and therapies administered. The reduction and improvement in the costs of good sold and the gross profit is directly related to mail order drugs supplied by certain healthplans. For the year ended 2011, for the ambulatory division sales increased by $1,183,698 while costs of goods sold for the division increased by $124,793 resulting in an increase in gross profit of $1,058,904. Revenues for the infusion division decreased by $402,759, while cost of goods were reduced by $65,649 to $782,096 for the year resulting in a decrease in gross profit of $337,110.

Operating Expenses

Total operating expenses increased $626,516, or a 15.3% increase to $4,796,143 for the year ended December 31, 2011 from $4,161,302 for the year ended December 31, 2010.

The increase in operating expense is attributable to the $1,165,611 increase in expenses relating to issuance of stock in 2011. The major components of operating expense include:

•	Salaries and payroll related costs decreased $43,317 to $1,768,650 for the year ended December 31, 2011 as compared to $1,811,967 for the year ended December 31, 2010, a decrease of 2.3%. The decrease was due primarily to the realignment of personnel at a decreased cost.

•	Sales, general and administrative expenses increased $465,524 or 20.9% to $2,688,163 for the year ended December 31, 2011 as compared to $2,222,339 for the year ended December 31, 2010. The increase was due primarily to expenses for issuance of stock offset by decreases in legal fees relating to the Provector product. Bad debt expense increased $222,000 from $84,000 to $306,000. Additional decreases in spending were in marketing expenses, insurance and office expense offset by increase in expenses relating to consulting fees and a decrease in payroll related costs. Consulting fees were $607,410; lease expense was $123,922; Insurance expense was $114,039; legal and professional expense was $70,759. Additional expenses included office expense of $64,504; automobile expense of $39,583; telephone expense of $39,405; marketing expenses of $38,639.

•	Depreciation and amortization decreased $9,666 or 22.4% to $33,330 for the year ended December 31, 2011 as compared to $42,996 for the year ended December 31, 2010. The decrease was attributable to the reduction in depreciable assets.

Operating Income

Operating income decreased ($1,728,811) or -548.6.0% to ($1,413,683) for the year ended December 31, 2011 from $315,128 for the year ended December 31, 2010. Operating income as a percentage of gross revenue was -23.8% for the year ended December 31, 2011 as compared to 4.4% for the year ended December 31, 2010.

Discontinued Operations

On February 4, 2011, MITRX Corporation (“MITRX”), a South Carolina corporation and subsidiary of MIT Holding Inc. (“MIT” or the “Company”), executed two stock purchase agreements (the “Agreements”), pursuant to which it acquired one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc.(“NDHP”) and Palmetto Long Term Care Pharmacy, LLC (“Palmetto”). There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT’s officers, directors or affiliates.

On September 20,2011, MITRX closed on the sale of NDHP to TDT Investments Inc, for $110 cash and closed on the sales of Palmetto to Pharmco Inc. in exchange for a $4,000,000 promissory note in favor of MITRX. The note bears interest at 4% per annum and is due and payable on September 30, 2013. A director of the Company is also a director of TDT Investments Inc. and Pharmco Inc.

Income Tax

There was no tax liability for 2011 and 2010 due to losses sustained in both years

Net income

As a result of the above factors, net income (loss) decreased to ($1,329,764) for the year ended December 31, 2011 from $78,832 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $52.569, as compared to $177,694 at December 31, 2010. For the year ended December 31, 2011, net cash provided by operating activities aggregated ($462) as compared to cash provided by operations for the year ended December 31, 2010 of $378,698. As of December 31, 2011, we had cash of $113,596 as compared to a cash balance of $111,337 as of December 31, 2010.

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

Our inability to achieve sufficient increases on our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern.

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 8. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Unaudited and unreviewed)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,569	$177,620
Amount due from lender received January 24, 2011 (Note F)	-	50,000
Accounts receivable, net of allowance for doubtful accounts of $238,515 and $508,719, respectively	758,680	565,777
Inventories	119,610	201,068
Employee advances	1,862	6,100
Prepaid expenses and other current assets	39,686	65,000

Total current assets	972,407	1,065,565

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $126,373, respectively	34,222	13,324

OTHER ASSETS
Note Receivable from purchaser of discontinued operation	400,000	-
Non-compete agreement, net of accumulated amortization of $171,255 and $137,925 respectively	28,746	62,075

Total other assets	428,746	62,075

TOTAL ASSETS	$1,435,375	$1,140,964

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,575,827	$2,140,246
Current portion of long-term debt	183,422	111,198

Total current liabilities	2,759,249	2,251,444

Long-term debt	718,516	814,623
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,796.73 and 1,896.73 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively)	113,804	71,869
Warrants	5,718	817

TOTAL LIABILITIES	3,847,287	3,388,753

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 81,400,811,and 52,254,571 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	81	52
Additional paid-in capital	7,444,973	6,279,362
Accumulated deficit	(9,856,966)	(8,527,203)

Total stockholders' equity (deficiency)	(2,411,912)	(2,247,789)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,435,375	$1,140,964

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
	(Unaudited and unreviewed)
Revenue

Sales and services rendered	$5,933,206	$7,088,493

Cost of medical supplies	2,550,746	2,612,063

Gross profit	3,382,460	4,476,430

Operating Expenses
Salaries and payroll cost	1,768,650	1,811,967
Selling, general and administrative	2,688,163	2,222,339
Provision for doubtful accounts	306,000	84,000
Depreciation and amortization	33,330	42,996

Total operating expenses	4,796,143	4,161,302

Income (loss) from operations	(1,413,683)	315,128

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(46,836)	96,375
Interest expense	(269,244)	(332,671)

Income (loss) before provision for income taxes	(1,729,763)	78,832

Provision for income taxes	-	-

Net income (loss) from continuing operations	(1,729,763)	78,832

Discontinued operations (Note O):
Loss from operations of discontinued operations	(948,786)	-
Gain on disposition of discontinued operations	1,348,786	-
Income from discontinued operations	400,000	-

Net income (loss)	(1,329,763)	78,832

Increase in cumulative dividends payable on Series A Preferred Stock	107,803	90,466

Net income (loss) attributable to common stockholders	$(1,437,566)	$(11,634)

Net loss per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.00)
Discontinued operations	0.01	-
Total	$(0.02)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	63,791,932	52,104,434

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2009	51,734.571	$52	$6,258,962	$(8,606,035)	$(2,347,021)

Issuance of common stock for services in first quarter 2010	320,000	-	12,400	-	12,400

Conversion of preferred stock into common stock in third quarter 2010	200,000	-	8,000	-	8,000

Net income for the year ended December 31, 2010	-	-		78,832	78,832

Balance at December 31, 2010	52,254,571	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011	42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011	-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011	81,400,811	$81	$7,449,973	$(9,856,966)	$(2,411,912)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
	(Unaudited and unreviewed)
OPERATING ACTIVITIES
Net income (loss)	$(1,329,763)	$78,832
Income from discontinued operations	(400,000)	-
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	46,836	(96,375)
Depreciation and amortization	33,330	42,996
Issuance of common stock for services	1,165,641	12,400
Provision for doubtful accounts	306,000	84,000
Changes in operating assets and liabilities:
Accounts receivable	(419,097)	7,540
Inventories	81,458	(19,140)
Prepaid expenses and other current assets	75,314	(20,000)
Employee advances	4,238	(3,842)
Accounts payable and accrued expenses	435,581	292,287
Net cash provided by (used for ) operating activities	(462)	378,698
INVESTING ACTIVITIES
Capital expenditures	(20,898)	(10,285)

Net cash used for investing activities	(20,898)	(10,285)

FINANCING ACTIVITIES
Proceeds from debt	-	-
Repayment of debt	(103,691)	(304,389)

Net cash used for financing activities	(103,691)	(304,389)

NET INCREASE (DECREASE) IN CASH	(125,051)	64,024

CASH BALANCE BEGINNING OF PERIOD	177,620	113,596

CASH BALANCE END OF PERIOD	$52,569	$177,620

Supplemental Disclosures:
Interest	$269,245	$332,671
Taxes	$-	$-
Non-cash Investing and Financing Activities:
Fair value of note receivable for purchasers of discontinued operations received on September 20,2011	$400,000	-
Conversion of accounts payable to fixed rate term note due Cardinal Health on March 31, 2010	$-	$305,729
Conversion of Series A Convertible Preferred Stock into Common Stock on July 5, 2010	$-	$8,000
Increase in note payable to Globank Corp. on December 31, 2010 in exchange for:
Satisfaction of accrued interest payable	$-	$322,727
Satisfaction of Renewal Fee (charged to debt discounts)	-	160,000
Satisfaction of attorney fees (charged to prepaid expenses)	-	5,000
Amount due from lender received January 24, 2011	-	50,000
Total	$-	$537,727

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to December 31, 2011 loan modification (charged to debt discounts)	$-	$250,000

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2011 and December 31, 2010.

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 38,140 for the year ended December 31, 2011 and $ 112,844 for the year ended December 31, 2010.

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2011 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

NOTE B—GOING CONCERN

At December 31, 2011, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789. From inception the Company has incurred an accumulated deficit of $8,527,203. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31,
	2011	2010
Ambulatory care	$493,907	$470,545
Infusions	401,251	451,756
Durable medical equipment	102,037	152,195
	-	-

Total	997,195	1,074,496

Allowance for doubtful accounts	(238,515)	(508,719)

Net	$785,680	$565,777

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2011	2010
Balance, beginning of year	$508,719	$1,241,477
Provision for doubtful accounts	306,000	84,000
Write offs	(576,204)	(816,758)

Balance, end of year	$238,515	$508,719

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2011	2010
Ambulatory care	$50,236	$87,415
Infusions	45,451	84,362
Durable medical equipment	23,922	28,691
Wholesale/International		600

Total	$119,609	$201,068

NOTE E – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	December 31,
	2011	2010
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(171,255)	(137,925)

Net	$28,745	$62,075

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE F – LONG-TERM DEBT

The Company’s debt is as follows:

	December 31,	December 31,
	2011	2010
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$709,727	$627,727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	192,212	262,269

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011, secured by Company assets and guaranty of the Company’s Chief Executive Officer	-	35,825

The Coastal Bank – vehicle loans, interest at rates ranging from 6.5% to 8.22%, due in monthly installments of principal and interest through November 21, 2010	-	-

CuraScript (former supplier) pursuant to Settlement Agreement, interest at 0%, due in monthly installments of $15,000 through July 15, 2010	-	-

Note for legal fees, interest at 0%, past due at December 31, 2010, reclassified to accounts payable and accrued expenses in 2010	-	-

Total	901,939	925,821

Current portion of debt	183,422	111,198

Long – term debt	$718,517	$814, 623

At December 31, 2011, the debt is due as follows:

Year ending December 31,
2012	$189,253
2013	97,342
2014	41,617
2015	938,007
Total	1,311,939
Less unamortized debt discounts	(410,000)
Net	$901,939

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at December 31, 2011.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at December 31, 2011 and will be amortized over the term of the New Note and recognized as interest expense.

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

The fair values of the financial instruments consisted of:

	December 31, 2011		December 31, 2010
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$75,869	3,593,460	$71,869
Warrants	8,168,780	817	8,168,780	817

Total financial instruments	11,762,240	$76,587	11,762,240	$72,686

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2011:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2010	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31, 2010	11,762,240	72,686
Revaluation charged to operations	-	35,395
Balance March 31, 2011	11,762,240	108,081
Revaluation charged to operations	-	41,375
Balance, June 30, 2011	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance September 30, 2011	11,762,240	119,621
Revaluation credited to operations	-	(5.817)
Balance, December 31, 2011	11,762,240	$113,804

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2011 and December 31, 2010, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of December 31, 2011 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at December 31, 2011 and December 31, 2010, respectively.

NOTE I – ISSUANCE OF COMMON STOCK

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

On July 5, 2010, a holder of 100 shares of Series A Convertible Preferred Stock converted the 100 shares of Series A Convertible Preferred Stock into 200,000 shares of common stock. The Company reported the $8,000 estimated fair value of the common shares as a reduction of the “estimated liability for equity-based financial instruments with characteristics of liabilities” and increased common stock and additional paid-in capital by the same amount.

In January 2011, the Company issued a total of 42,000 shares to seven parties related to or affiliated with the Company’s chief financial officer for services rendered. The Company included the $1,470 estimated fair value of the shares at date of issuance in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2011 and increased common stock and additional paid-in capital by the same amount.

On August 17,2011, the Company issued a total of 29,104,240 shares of common stock valued at a price of $0.04 per share or $1,164,170 total for services rendered. 25,000,000 shares were issued to a corporation affiliated with the Company’s chief financial officer, 3,504,240 were issued to the Company’s chief executive officer, and a total of 600,000 shares were issued to six board members (100,000 shares each). The Company included the $1,164,170, estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2011 and increased common stock and additional paid-in capital by the same amount.

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2011 and 2010 follows:

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2010	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2011	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at December 31, 2011 and 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at December 31, 2011 and December 31, 2010 are:

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

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Expected income tax expense (benefit) at 34%	$(452,119)	$26,803
Non-deductible stock-based compensation	396,318	4,216
Non-deductible expense (non taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	15,924	(32,768)
Change in valuation allowance	39,877	1,749

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

The components of net deferred income tax assets are as follows:

	December 31, 2011	December 31, 2010

Allowance for doubtful accounts	$270,204	$172,964
Net operating loss carryforward	2,.066,109	1,178,039
Total	2,336,313	1,351,003
Less valuation allowance	(2,336,313)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of December 31, 2011 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

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

The following tables show the summarized financial information of the Company’s reportable segments at December 31, 2011 and 2009 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited and unreviewed with respect to year ended December 31, 2011

NOTE L – OPERATING SEGMENTS (Continued)

	Infusion	Provector /	Ambulatory
	- MIT	International	Care	DME	Combined
2011
Revenue	$2,415,151	$200,000	$2,964,680	$353,374	$5,933,206
Income (loss) from operations	(2,344,080)	(333,623)	1,210,602	53,418	(1,413,683)
Depreciation and amortization	33,330	-	-	-	33,330
Assets	907,834	-	426,008	101,553	1,435,375

2010
Revenue	$2,207,772	$-	$4,528,301	$352,420	$7,088,493
Income (loss) from operations	102,651	(584,914)	806,777	(9,386)	315,128)
Depreciation and amortization	42,996	-	-	-	42,996
Assets	697,176	-	334,123	109,665	1,140,964

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

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE M -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively). Rent expense for the years ended December 31, 2011 and 2009 was $116,722 and $ 111,300, respectively.

At December 31, 2011, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2011	$40,648
2012	39,296
2013	30,000

Total	$109,944

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2010, March 31, 2010, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at December 31, 2011 is approximately $501,511 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at December 31, 2011).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company. The $60,000 is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at December 31, 2011.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE N – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, the Company incurred consulting fees of $282,000 and $83,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

NOTE O – DISCONTINUED OPERATIONS

On February 4, 2011, MITRX Corporation (“MITRX”), a South Carolina corporation and subsidiary of MIT Holding Inc. (“MIT” or the “Company”), executed two stock purchase agreements (the “Agreements”), pursuant to which it acquired one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc.(“NDHP”) and Palmetto Long Term Care Pharmacy, LLC (“Palmetto”). There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT’s officers, directors or affiliates.

On September 20,2011, MITRX closed on the sale of NDHP to TDT Investments Inc, for $110 cash and closed on the sales of Palmetto to Pharmco Inc. in exchange for a $4,000,000 promissory note in favor of MITRX. The note bears interest at 4% per annum and is due and payable on September 30, 2013. A director of the Company is also a director of TDT Investments Inc. and Pharmco Inc.

The gain on disposition of these discontinued operations by MITRX was calculated as follows:

Fair value of $4,000,000 promissory note received from Pharmco Inc. on September 20, 2011	$400,000

Negative net carrying value of NDHP and Palmetto at September 20, 2011	948,786

Gain on disposition of discontinued operations	$1,348,786

The operations of NDHP and Palmetto for the period January 20, 2011 to August 19,2011 is summarized below:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2011)

NOTE O – DISCONTINUED OPERATIONS (Continued)

Results of Operations

Sales and Services rendered	$12,901,669

Cost of Medical Supplies	10,515,438

Gross profit	2,386,231)
Operating Expenses
Salaries and payroll costs	1,881,909)
Selling, general and administrative	1,424,525
Depreciation Expense	28,583
Total Operating Expenses	$3,335,017)

Loss from operations of discontinued operations	$(948,786)

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

None.

Item 10. Directors And Executive Officers Of The Registrant.

As of March 30, 2012, our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY

William C. Parker	56	Co-President, Co-CEO, & Chairman of the Board of Directors

Walter H. C. Drakeford	68	Co-President, Co-CEO,Co-Chairman, CFO, Director

Brinson Clements	55	Vice-President of Administration, Director

Arlene Wilhelm	55	Chief Operating Officer

Tommy Duncan	57	Director

Robert Rubin	70	Director

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

Tommy J. Duncan

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non- equity incentive plan compensation ($) (g)	Change in pension value and nonqualified deferred compensation earnings ($) (h)	ALL OTHER COMPENSATION ($) (i)	Total ($) (j)
William C. Parker	2011	151,125	—	—	—	—	—	67,404	219,532
CEO & President	2010	231,750	—	—	—	—	—	67,282	296,448
	2009	175,807						81,408	325,208
	2008	230,029						91,130	321,159

Walter Drakeford	2011	155,150	—	—	—	—	—	—	155,150

Arlene Wilhelm	2011	163,328	—	—	—	—	—	—	163,328
COO	2010	146,016	—	—	—	—	—	24,586	170,602
	2009	149,345						27,240	162,844

Brinson Clements	2011	130,795	—	—	—	—	—	—	130,795
VP – Admin.	2010	132,260	—	—	—	—	—	0	132,260
	2009	132,800							132,800
	2008	130,730							130,730

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of April 12, 2011 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock. As of April 12, 2011 there were 81 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares		Percent of Class (1)

William C. Parker	25,100,000		30.84

Arlene Wilhelm	1,442,500		1.77

Brinson Clements (1)	300,000	*

Tommy Duncan (1)(2)	483,158	*

Robert Rubin (1)(2)(3)	483,158	*

Meyers Associates, LP (4)	3,475,000		4.27

All Executive Officers and Directors as a Group (8 persons)(3)	29,941,316		36.78

*	Less than 1%

(1)	Includes options to purchase 100,000 shares of common stock of MIT, which options vested on May 2, 2008 provided the director remains a director of the company.

(2)	20,000 shares were issued on May 2, 2007 to each of Messrs. Duncan, Rubin and Bagwell as outside directors of the Company. The shares vested on May 2, 2008.

(3)	Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(4)	Includes 935,000 shares of common stock and an option to purchase up to 635 units, each unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 2,000 shares of common stock, at a purchase price of $1,000 per unit. Meyers Associates L.P. disclaims beneficial ownership of 980,000 shares of common stock owned by Bruce Meyers, an affiliate of Meyers Associates L.P.

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

Item 13. EXHIBITS.

EXHIBITS

Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT's 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
10.13	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.14	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.15	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.16	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.17	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008
10.18	Amended and Restated Promissory Note dated as of December 31, 2010
10.19	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of December 31, 2010
10.20	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp dated as December 31, 2010
10.21	Loan and Security Agreement between Mit Holding, Inc, Medical Infusion Technologies, Inc. Medical Infusiion Technologies Ambulatory Care Center, LLC and MIT Ambulatory Care Center, Inc in favor of Globank Corp, dated as of December 31, 2010
10.22	Guaranty of William C. Parker in favor of Globank Corp. dated as of December 31, 2010
10.23	Guaranty of MIT Ambulatory Care Center, Inc in favor of Globank Corp dated as of December 31, 2010
10.24	License agreement between the Company and Vivakor Inc. dated as of October 13, 2010 (4)
10.25	Stock purchase agreements between MITRX Corporation and Direct Home Pharmacy, Inc. and Palmetto Long Term Care Pharmacy, LLC dated January 14, 2011 (5) dated February 4, 2011
21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.
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

MIT Holding, Inc.

By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer

Date: April 16, 2012

Signature	Title	Date

/s/ William C. Parker	Co President, Co Chief Executive Officer,	April 16, 2012
William C. Parker	Chairman & Director

/s Walter H. C. Drakeford	Co President, Co Chief Executive Officer,	April 16, 2012
Walter H. C. Drakefor	Chief Financial Officer, & Director

/s/ Brinson Clements	Director	April 16, 2012
Brinson Clements

/s/ Tommy Duncan	Director	April 16, 2012
Tommy J. Duncan

