Form 10-Q
period 2012-03-31
MIT Holding, Inc.
filed 2012-05-21
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5068091
(State or other jurisdiction of	I.R.S. Employer ID No)
incorporation or organization)

351 Commercial Drive, Suite A & B, Savannah, GA 31406

(Address of principal executive office) (Zip Code)

Registrant's telephone number: (912) 925-1905

37 West Fairmont Avenue, Suite 202, Savannah, GA 31406

Former name, former address and former fiscal year,

(if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock, no par value per share, outstanding as of May 21, 2012 was 81,400,811

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2012

INDEX

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	F-2

Consolidated Statement of Stockholders’ Equity (Deficiency) for the three months ended March 31, 2012	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2010	F-4

Notes to Consolidated Financial Statements	F-5 - F-22

3

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,344	$52,569
Accounts receivable, net of allowance for doubtful accounts of $436,145 and $1,241,477, respectively	736,148	758,680
Inventories	161,365	119,610
Employee advances	1,862	1,862
Prepaid expenses and other current assets	39,686	39,686

Total current assets	1,021,405	972,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $129,373 and $126,373, respectively	34,222	34,222

OTHER ASSETS
Note receivable from purchaser of discontinued operations	400,000	400,000
Non-compete agreement, net of accumulated amortization of $137,925 and $97,929, respectively	18,746	28,746

Total other assets	418,746	428,746

TOTAL ASSETS	$1,474,373	$1,435,375

LIABILITIES AND STOCKHOLDERS' DEFCICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,751,211	$2,575,827
Current portion of long-term debt	182,422	183,422

Total current liabilities	2,933,633	2,759,249

Long-term debt	713,721	718,516
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,796.73 and 1,796.73 shares issued and outstanding at March 31, 2012 and December 31, 2010, respectively)	151,738	113,804
Warrants	5,213	5,718

TOTAL LIABILITIES	4,054,305	3,847,287

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,796.73 shares issued and outstanding at March 31, 2012 and December 31, 2010, respectively (included in liabilities)		-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 81,400,811 and 81,400,811 shares issued and outstanding and to be issued at March 31, 2012 and December 31, 2011, respectively	81	81
Additional paid-in capital	7,444,972	7,444,973
Accumulated deficit	(10,024,985)	(9,856,966)

Total stockholders' deficiency	(2,579,932)	(2,411,912)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,474,373	$1,435,375

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

UNAUDITED AND UNREVIEWED

	March 31, 2012	March 31, 2011

Revenue

Sales and services rendered	$1,205,515	$5,084,052

Cost of medical supplies	563,245	3,709,296

Gross profit	642,270	1,374,756

Operating Expenses
Salaries and payroll cost	343,143	964,486
Selling, general and administrative	357,891	853,012
Provision for doubtful accounts	-	-
Depreciation and amortization	9,999	22,249

Total operating expenses	711,033	1,839,747

Income (loss) from operations	(68,763)	(464,991

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(37,429)	(35,395)
Interest expense	(61,826)	(67,428)

Income (loss) before provision for income taxes	(168,020)	(567,814)

Provision for income taxes	-	-

Net income (loss)	(168,020)	(567,814)

Increase in cumulative dividends payable on Series A Preferred Stock	26,950	25,655

Net income (loss) attributable to common stockholders	$(194,970)	$(593,496))

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	54,945,682

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2009	51,734.571	$52	$6,258,962	$(8,606,035)	$(2,347,021)

Issuance of common stock for services in first quarter 2010	320,000	-	12,400	-	12,400

Conversion of preferred stock into common stock in third quarter 2010	200,000	-	8,000	-	8,000

Net income for the year ended December 31, 2010	-	-		78,832	78,832

Balance at December 31, 2010	52,254,571	52	6,279,362	(8,527,203)	(2,247,789)
Unaudited and unreviewed:
Issuance of common stock for services in first quarter 2011	42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170
Net loss for the year ended December 31, 201	-	-		(1,329,763)	(1,329,763)
Balance at December 31, 2011	81,400,811	81	7,444,973	(9,856,966)	(2,411,912)
Net loss for the three months ended March 31, 2012	-	-		(168,020)	(168,020)
Balance at March 31, 2012	81,400,811	$81	$7,444,973	$(10,024,986)	$(2,579,932)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

UNAUDITED AND UNREVIEWED

	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income (loss)	$(168,120)	$(567,814)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	37,429	35,395
Depreciation and amortization	9,999	22,249
Issuance of common stock for services
Amount due from lender	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	22,532	(734,871)
Inventories	(41,754)	(163,345)
Prepaid expenses and other current assets	-	938
Employee advances	-	(15,179)
Accounts payable and accrued expenses	175,484	1,371,417)
Net cash provided by operating activities	35,571	(1,210)
INVESTING ACTIVITIES
Capital expenditures		(49,131)

Net cash used for investing activities		(49,131)

FINANCING ACTIVITIES
Proceeds from debt	-	-
Repayment of debt	(5,795)	(39,541)

Net cash used for financing activities	(5,795)	(39,541)

NET INCREASE (DECREASE) IN CASH	29,775	(89,882)

CASH BALANCE BEGINNING OF PERIOD	52,568	180,489

CASH BALANCE END OF PERIOD	$82,344	$90,607

Supplemental Disclosures:
Interest	$61,827	$67,428
Taxes	$-	$-
Non-cash Financing Activities:
Conversion of accounts payable to fixed rate term note due Cardinal Health on March 31, 2011	$-	$305,728
	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

March 31, 2012

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2012 and December 31, 2009.

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

March 31, 2012

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

March 31, 2012

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 112,844 for the year ended March 31, 2012 and $ 21,348 for the year ended December 31, 2011.

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

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended March 31, 2012 and 2011, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

March 31, 2012

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

NOTE B—GOING CONCERN

At March 31, 2012, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789. From inception the Company has incurred an accumulated deficit of $8,527,203. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE C—RESERVED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,
	2012	2011
Ambulatory care	$338,361	$663,651
Infusions	433,532	467,238
Durable medical equipment	130,761	184,525
MITRX	-	1,310,117
Wholesale	-	-

Total	902,654	2,625,531

Allowance for doubtful accounts	(166,506)	(436,145)

Net	$736,148	$2,189,386

The allowance for doubtful accounts changed as follows:

	Year Ended March 31,
	2012	2011
Balance, beginning of year	$238,515	$508,179
Provision for doubtful accounts	-	-
Writeoffs	(72,009)	(72,574)

Balance, end of year	$166,506	$436,145

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	March 31,
	2012	2011
Ambulatory care	$56,477	$86,791
Infusions	80,682	52,674
Durable medical equipment	24,205	34,716
MitRx	-	348,302

Total	$161,364	$522,483

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	March 31,
	2012	2011
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(181,254)	(137,925)

Net	$18,746	$62,075

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt is as follows:

	March 31,	March 31,
	2012	2011
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Chief Financial Officer, Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$708,727	$625,727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	187,416	245,386

Total	896,143	871,113

Current portion of debt	182,422	81,522

Long – term debt	$713,721	$789,521

At March 31, 2012, the debt is due as follows:

Year ending December 31,
2012	89,623
2013	97,353
2014	1,038,007
Total	1,335,821
Less unamortized debt discounts	(410,000)
Net	$925,821

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT (continued)

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

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over

$250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at March 31, 2012.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at March 31, 2012 and will be amortized over the term of the New Note and recognized as interest expense.

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

March 31, 2012

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

The fair values of the financial instruments consisted of:

	March 31, 2012		December 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2012:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2011	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2010	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, March 31, 2012	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2012 and December 31, 2009, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of March 31, 2012 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at March 31, 2012 and December 31, 2009, respectively.

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

On February 24, 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400 estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2012 and increased the common stock and additional paid-in capital by the same amount.

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

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended March 31, 2012 and 2009 follows:

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

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at March 31, 2012 and 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at March 31, 2012 and March 31, 2011 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011

Expected income tax expense (benefit) at 34%	$26,803	$(422,846)
Non-deductible stock-based compensation	4,216	59,110
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(32,768)	(53,292)
Change in valuation allowance	1,749	417,028

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED AND UNREVIEWED

March 31, 2012

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2012	March 31, 2011

Allowance for doubtful accounts	$166,506	$422,102
Net operating loss carryforward	1,178,039	927,152
Total	1,351,003	1,349,254
Less valuation allowance	(1,351,003)	(1,349,254)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of March 31, 2012 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE L – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-“MIT”
●	MIT International / Provector
●	Durable Medical Equipment - “DME”
●	MITRX Specialty Pharmacy
●	MIT Ambulatory Care Center -“Ambulatory Care”

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE M – OPERATING SEGMENTS (Continued)

The following tables show the summarized financial information of the Company’s reportable segments at March 31, 2012 and 2009 and for the years then ended:

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2012
Revenue	$741.523	$-	$366,020	$97,972	$-	$1,205,515
Income (loss) from operations	62,301	(118,040)	(30,728)	(17,704)		(68,764)
Depreciation and amortization	9,999	-	-	-	-	9,999
Assets	$1,011,104	$-	$332,369	$130,845	-	$1,474,372

2011
Revenue	$535.958	$-	$885,068	$77,375	$3,584,651	$5,084,052
Income (loss) from operations	(85,805)	(102,682)	205,749	(9,088)	(472,739)	(464,991)
Depreciation and amortization	9,999	-	-	-	12,250	22,249
Assets	$576,977	$-	$532,369	$132,013	14,906,973	$16,148,332

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

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE O -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively). Rent expense for the years ended March 31, 2012 and 2009 was $116,722 and $ 111,300, respectively.

At March 31, 2012, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2011	$40,648
2012	39,296
2013	30,000

Total	$109,944

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2009, March 31, 2011, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at March 31, 2012 is approximately $501,511 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at March 31, 2012).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company. The $60,000 is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at March 31, 2012.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

UNAUDITED AND UNREVIEWED

NOTE P – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company incurred consulting fees of $282,000 and $83,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

The Company has authorized the two Chief Executive Officers to receive payment by issuing the Company’s common stock at a thirty-five (35%) percent discount to market. The Board of Directors have authorized this action in order to conserve cash for it’s operations.

NOTE O – SUBSEQUENT EVENTS

There are no subsequent events to report.

The accompanying notes are an integral part of these statements

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

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in Savannah. Our distribution of wholesale drugs has historically accounted for the majority of our revenues, although this was not the case in the quarter ended March 31, 2011, and is not anticipated to be a significant area of growth on the immediate future

MIT in 2008 expended substantial effort to obtain approvals and certification for ProVector™, a proprietary product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”) in connection with Georgia Southern University Research & Services Foundation, Inc (“GSURSF”). This product could potentially eradicate the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus. MIT intends to market ProVector™ through Mitprov Corp, its international distribution channels to developing nations.

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

Results of Operations

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011 .

Revenues

Consolidated revenues for the quarter ended March 31, 2012 were $1,205,515 as compared to $5,084,052 for the quarter ended March 31, 2011 , representing an decrease of $3,146,124 or 76.3%. The decrease in sales and all expense catergories is due to the discontinued operations of MITRX that were included in the three months ended March 31, 2011. Revenues exclusive of discontinued operations decreased $293,885 from $1,499,401 for the same period last year. Consolidated cost of sales for the quarter ended March 31, 2012 were $563,245 or 46.7% of sales as compared to cost of sales for the quarter ended March 31, 2011 of $3,709,370 or 73.0% of sales. This resulted in a gross profit for this quarter of $642,270 or 53.3% as compared to gross profit for the same quarter in 2011 of $1,374,682 or 27.0%. Cost of Sales exclusive of discontinued operations decreased $142,677 from $705,923 or a decrease of 20.2%. Decreases in Ambulatory revenues was due to decreased referrals and reimbursement rates due to changes in Health Care Laws. Increases in revenue in the Home Infusion and Durable Medical Equipment divisions were realized creating minor offsets. The decrease in the costs of good sold for the quarter were due to decreased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-“MIT”
●	MIT Wholesale-“Wholesale”
●	Medical Infusion Tech,DME-“DME”
●	MIT Ambulatory Care Center-“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company’s office facilities. MIT’s primary product lines are centered upon infusion therapy.

“MITRX” is a discontinued operation specializing in Long Term Care Facilities.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients.

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory	DME	MITRX	Combined
	- MIT	Provector	Care
2012
Revenue	$741.523	$-	$366,020	$97,972	$-	$1,205,515
Income (loss) from operations	62,301	(118,040)	(30,728)	(17,704)		(68,764)
Depreciation and amortization	9,999	-	-	-	-	9,999
Assets	$1,011,104	$-	$332,369	$130,845	-	$1,474,372

2011
Revenue	$535.958	$-	$885,068	$77,375	$3,584,651	$5,084,052
Income (loss) from operations	(85,805)	(102,682)	205,749	(9,088)	(472,739)	(464,991)
Depreciation and amortization	9,999	-	-	-	12,250	22,249
Assets	$576,977	$-	$532,369	$132,013	14,906,973	$16,148,332

Operating Expenses

Total operating expenses decreased $74,769, or 9.5% to $711,033 for the quarter ended March 31, 2012, from $785,033 for the same period in 2011. The decrease in operating expense is attributable to the decrease in personnel costs. The major components of operating expense exclusive of discontinued operations include:

•	Salaries and payroll related costs decreased from $363,867 to $343,153. for the first quarter of 2012 or a reduction of 24.3% over the quarter ended March 31, 2010. The decrease was due primarily to changes in personnel in various departments that reduced costs while maintaining the quality of services performed.

•	Selling, general and administrative expenses decreased $20,724 or 5.7% to $343,143 for the quarter ended March 31, 2012 as compared to $363,867 for the same period in 2011. The company has been able to maintain spending levels at a modest rate with decreasing revenues and margins. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Other payroll and benefits costs were $33,033; consulting fees for the quarter were $51,861; insurance expense was $19,270; rent expense was $16,676; office expense was $9,022; legal and professional expenses were $6,498. Additional expenses included travel expense of $7,030; advertising of $3,001; auto expense of $11,215 and telephone expense of $9,164.

•	Depreciation and amortization unchanged $9,999 for the quarter ended March 31, 2012 as compared to $17,415 for the same period in 2011.

Income from Operations

Income from operations decreased ($76,438), or (996.1%), from $7,674 in 2011 to ($68,763) in 2012. The decrease was attributable to the $151,208 decrease in gross profit resulting from lower revenues and the $ 74,769 decrease in operating expenses discussed above.

Net income (Loss)

Net income (loss) decreased $35,442 from net loss of ($95,148 in 2011 to a net loss of ($168,019 in 2012. The decrease is attributable to decrease in the revenues 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $82,344 as compared to $46,928 at March 31, 2011. As of March 31, 2012 we had a working capital deficit of $(1,912,328). For the three months ended March 31, 2012, net cash provided by operating activities aggregated $35,571 as compared to cash used by operating activities of ($1,210) for the three months ended March 31, 2011. Cash used by financing activities was $5,795 which was used to reduce creditor balances. As of December 31, 2011, we had cash of $52,564 as compared to a cash balance of $101,896 as of December 31, 2010.

As of March 31, 2012 , we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Corp. in the amount of $500,000 which bears interest at the rate of 60% per annum. The term loan from Globank, Corp. matures on July 31, 2010.

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

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2012, we were not engaged in any litigation.

Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, William C. Parker, and Principal Financial Officer, Walter H. C. Drakeford, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: May 21, 2012	By:	/s/ William C. Parker
William C. Parker, co Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, co Chief Executive Officer and
the Principal Financial Officer
(principal financial officer)

