Form 10-Q/A
period 2012-03-31
MIT Holding, Inc.
filed 2012-05-22
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C.  20549

AMENDMENT NO. 1

to

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to MIT Holding, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended Mar 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

———————

*	These exhibits were previously included or incorporated by reference in MIT Holding, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended Mar 31,2012, filed with the Securities and Exchange Commission on May 31, 2012.

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: May 22, 2012	By:	/s/ William C Parker
William C. Parker,Chief Executive Officer
(principal executive officer)

/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)