Form 10-Q
period 2012-06-30
MIT Holding, Inc.
filed 2012-10-02
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Registrant’s telephone number: (912) 925-1905

N/A

 Former name, former address and former fiscal year,

(if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of common stock, no par value per share, outstanding as of August 17, 2012 was 81,400,811.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (UNREVIEWED)

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011	F-2

Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011	F-3

Consolidated Statement of Stockholders’ Deficiency for the six months ended June 30, 2012	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-24

3

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(UNREVIEWED)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,957	$52,569
Accounts receivable, net of allowance for doubtful accounts of $166,506 and $238,515 respectively	468,899	758,680
Inventories	164,026	119,610
Employee advances	1,862	1,862
Prepaid expenses and other current assets	47,192	39,686

Total current assets	699,936	972,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $123,373, respectively	34,222	34,222

OTHER ASSETS
Investment in subsidiary and related contracts	466,324	400,000
Non-compete agreement, net of accumulated amortization of $191,253 and $171,254, respectively	8,747	28,746

Total other assets	475,071	428,746

TOTAL ASSETS	$1,209,229	$1,435,375

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,410,368	$2,575,827
Current portion of debt	327,148	183,422

Total current liabilities	2,737,516	2,759,249

LONG-TERM DEBT	989,465	718,516

Common stock subject to mandatory redemption 5,000,000 shares issued 2nd quarter 2012	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,796.73 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	151,738	113,804
Warrants	5,218	5,718

TOTAL LIABILITIES	4,133,937	3,847,287
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 81,400,811 and 81,400,811 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	81	81
Additional paid-in capital	7,444,973	7,444,973
Accumulated deficit	(10,369,756)	(9,856,966)

Total stockholders' (deficiency)	(2,924,702)	(2,411,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,209,229	$1,435,375

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012	June 30, 2011

Revenue

Sales and services rendered	$2,135,586	$11,578,146

Cost of medical supplies	1,038,735	8,419,338

Gross profit	1,096,851	3,158,808

Operating Expenses
Salaries and payroll cost	550,542	1,990,850
Selling, general and administrative	888,301	1,853,233
Provision for doubtful accounts		66,000
Depreciation and amortization	19,998	44,498

Total operating expenses	1,458,841	3,954,581

Income (loss) from operations	(361,990)	(795,773)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	(37,429)	(76,770)
Interest expense	(113,371)	(140,601)
Total other income (expense)	(150,800)	(217,371)

Income (loss) before provision for income taxes	(512,790)	(1,013,145)

Provision for income taxes	-	-

Net income (loss)	(512,790)	(1,013,145)

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)	25,655	51,310

Net income (loss) attributable to common stockholders	$(538,445)	$(1,064,455)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	51,880,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012	June 30, 2011

Revenue

Sales and services rendered	$930,071	$6,494,094

Cost of medical supplies	475,494	4,641,895

Gross profit	454,577	1,852,199

Operating Expenses
Salaries and payroll cost	207,388	1,015,130
Selling, general and administrative	522,322	1,079,145
Provision for doubtful accounts	-	66,000
Depreciation and amortization	9,998	22,249

Total operating expenses	738,709	2,182,524

Income (loss) from operations	(285,133)	(330,325

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	-	(41,375)
Interest expense	(51,544)	(73,174)
Total other income (expense)	(51,544)	(114,549)

Income (loss) before provision for income taxes	(336,676)	(444,874)

Provision for income taxes	-	-

Net income (loss)	(336,676)	(444,874

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)	26,950	25,655

Net income (loss) attributable to common stockholders	$(363,626)	$(470,529)

Net income (loss) per common share:
Basic and diluted	$(0.00)	$0.001)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	54,215,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNREVIEWED)

	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011	42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011	-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011	81,400,811	81	7,444,973	(9,856,966)	(2,411,912)

Net loss for the three months ended March 31, 2012	-	-		(168,020)	(168,020)

Net loss for the three months ended June 30, 2012	-	-		(512,789)	(512,789)

Balance at June 30, 2012	81,400,811	$81	$7,444,973	$(10,537,775)	$(2,924,703)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012		June 30, 2011
OPERATING ACTIVITIES
Net income (loss)		$(512,789)	$(1,013,845)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		(37,434)	76,770
Depreciation and amortization		19,998	44,998
Issuance of common stock for services		-	-
Provision for doubtful accounts		-	66,000
Amount due from lender		-	50,000
Changes in operating assets and liabilities:
Receivables		294,320	(954,258)
Inventories		(44,416)	(161,918)
Prepaid expenses		(7,506)	(3,095)
Employee advances		-	4,600
Accounts payable and accrued expenses		(165,459)	1,995,938

Cash provided by operating activities		(453,287)	105,190

INVESTING ACTIVITIES
Issue of Notes Payable for Trade Payables		461,906
Capital expenditures		-	(21,037)

Cash used for investing activities		461,906	(21,037)

FINANCING ACTIVITIES
Issuance of stock for acquisition		-	1,470
Repayment of debt		(34,569)	(202,693)

Cash used for financing activities		(34,569)	(201,223)

NET INCREASE (DECREASE) IN CASH		(34,612)	(117,070)

CASH BALANCE BEGINNING OF PERIOD		52,569	180,489

CASH BALANCE END OF PERIOD		$17,957	$63,419

Supplemental Disclosures:
Interest paid		$113,371	$252,229
Taxes paid		$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$		$305,728
Conversion of Convertible Preferred Stock to Common Stock	$		$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

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

3.    Going Concern

At June 30, 2012, the Company had negative working capital of $2,037,579. From inception, the Company has incurred an accumulated deficit of $10,594,756. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

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

June 30, 2012

(UNREVIEWED)

NOTE B –	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2012 and for the three months and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three months and six months ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

June 30, 2012

 (UNREVIEWED)

NOTE C –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.    Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of June 30, 2012.

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

June 30, 2012

(UNREVIEWED)

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

June 30, 2012

(UNREVIEWED)

NOTE C –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.    Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 6,129 for the six months ended June 30, 2012 and $29,044 for the six months ended June 30, 2011.

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

For the six months ended June 30, 2012 and 2011, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

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

NOTE D –	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2012	December 31, 2011
Ambulatory care	$280,829	$493,907
Infusions	229,218	401,251
Durable medical equipment	125,358	102,037
Wholesale	-	-

Total	635,405	997,195

Allowance for doubtful accounts	(166,506)	(238,515)

Net	$468,899	$565,777

The allowance for doubtful accounts changed as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Balance, beginning of year	$310,020	$535,411
Provision for doubtful accounts	-	66,000
Writeoffs	(143,514)	(332,444)

Balance, end of period	$166,506	$278,967

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE E –	INVENTORIES

Inventories consist of:

	June 30, 2012	December 31, 2011
Ambulatory care	$67,250	$50,236
Infusions	75,452	45,451
Durable medical equipment	21,324	23,932

Total	$164,026	$119,609

NOTE F –	NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	June 30, 2012	December 31, 2011
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(157,923)	(171,255)

Total	$42,077	$28,745

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE G –	DEBT

	June 30, 2011	December 31, 2011
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$705,727	$709,727

Suntrust Bank fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	168,349	192,212

Smith Drug Co. fixed rate term note, interest at 6% due in monthly installments of principal and interest of $5,211 through December 28, 2013, secured by guaranty of the Company’s Chief Executive Officer	88,943	-

Metro Medical Inc. fixed rate term note, interest at 12%, due in monthly installments of principal and interest of $7,798 through September 20, 2014, secured by guaranty of the Company’s Chief Executive Officer. Principal and interest payments of $5,000 through September 20,2012, $10,000 through March 20, 2013 and $20,000 through August 20, 2014	353,593	-

Total	1,316,613	901,939
Current portion of debt	327,148	183,422
Long – term debt	$989,465	$718,517

Maturities of debt at June 30, 2012 are as follows:

Years ending June 30,	Amount
2013	603,096
2013	339,956
2014	936,618
2015	40,038
$1,316,613

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

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

The characteristics which require classification of the Series A Preferred Stock and warrants as liabilities are the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sells, grants, or issues any non excluded shares, options, warrants, or any convertible instrument at a price below the $0.50 current conversion price of the Series A Preferred Stock. As a result, the Company remeasures the fair values of these financial instruments each quarter, adjusts the liability balances, and reflects changes in operations as “income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values”.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE H –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	June 30, 2012		December 31,2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2012:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2010	11,762,240	72,686
Revaluation credited to operations	-	80,855
Balance, March 31, 2012	11,762,240	$153,541
Revaluation credited to operations	-	-
Balance, June 30, 2012	11,762,240	153,541

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE I –	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of June 30, 2012, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of June 30, 2012 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $494,117 and $440,215 at June 30, 2012 and December 31, 2011, respectively.

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

June 30, 2012

(UNREVIEWED)

NOTE J –	ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the six months ended June 30, 2012 and increased common stock and additional paid-in capital by the same amount.

In the third quarter of 2010, a holder of Series A Convertible Preferred Stock elected to convert 100 shares owned into 200,000

Shares of Common Stock.

NOTE K –	STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2011 and for the six months ended June 30,

2012 follows:

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2010	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2011	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2012	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE K –	STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at June 30, 2012 and December 31, 2011 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at June 30, 2012 and December 31, 2011 are:

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

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six months ended June 30,
	2012	2011
Expected income tax expense (benefit) at 34%	$(174,348)	$(65,325)
Non-deductible stock-based compensation	-
Non-deductible expense (non-taxable income)
from revaluation of equity-based financial instruments
with characteristics of liabilities at fair values	37,429	76,770
Change in valuation allowance	136,919	(11,445)

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE L –	INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	June 30, 2012	December 31, 2011

Allowance for doubtful accounts	$238,515	$508,719
Net operating loss carryforward	1,688,159	927,152
Total	1,926,674	1,435,871
Less valuation allowance	(1,926,674)	(1,435,871)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of June 30, 2012 will be realized. Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

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

June 30, 2012

(UNREVIEWED)

NOTE M –	OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

“MITRX” provided Long Term Care Pharmaceuticals to Long Term Care Facilities. Division sold in 2011.

The following tables show the summarized financial information of the Company’s reportable segments at June 30, 2012 and 2011 and for the six months then ended:

	Medical
	Infusion	International	Ambulatory
	- MIT	Provector	Care	DME	MITRX		Combined
2012
Revenue	$1,386,355	$	$559,218	$190,014	$		$2,135,586
Income (loss) from operations	(435,003)		76,629	(2,035)			(360,427)
Depreciation and amortization	$19,998	-	-	-			44,998
Assets	$819,936	-	$264,170	$125,123			$1,209,229

2011
Revenue	$1,223,792	$-	$1,793,878,	$187,180		$8,373,116	$11,578,146
Income (loss) from operations	71,315	(235,903)	104,943	9,306		(745,436)	(795,774
Depreciation and amortization	19,999	-	-	-		24,500	44,998
Assets	$576,977	-	$532,369	$132,013		21,548,684	$22,772,353

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE N –	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2012, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

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

MIT leased two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. These facilities were destroyed in a fire in November 2011. The company has relocated to temporary facilities on a month to month basis. Lease expense on the faciltiy is $1,375. per month.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(UNREVIEWED)

NOTE N -	COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $47,182 and $39,490 for the six months ended June 30, 2012 and 2011, respectively.

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

June 30, 2012

(UNREVIEWED)

NOTE O –	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the six months ended June 30, 2012 in order to correct errors relating to (1) the failure to account for the Series A Convertible Preferred Stock and warrants as liabilities and reflect changes in fair values in operations in accordance with EITF Issue No. 07-05 (see note H) and (2) the overstatement of the increase in cumulative dividends payable on Series A Preferred Stock as a result of the overstated number of issued and outstanding shares of Series A Preferred Stock.

The effect of the restated adjustments on the Consolidated Statement of Operations for the six months ended June 30, 2012 follows:

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area. Although all of the Company’s revenues in 2012 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing ProVector© BTi , to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them. The Company is seeking a grant to fund the production and distribution of the product. In connection with its attempt to obtain this grant, the Company is in discussions with a not-for-profit organization to obtain the grants necessary to be able to deliver Provector to countries in need. However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide sales of this malaria fighting product The Company is also providing technical information to foreign governments which are interested in pursuing the Provector as well.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended June 30, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011.

Revenues

Consolidated revenues for the six months ended June 30, 2012 were $2,135,586 as compared $3,205,030 for the six months ended June 30, 2011, representing an decrease of $1,069,444 from the prior period. Consolidated cost of sales for the six months ended June 30, 2012 were $1,096,851 or 48.6% of sales as compared to cost of sales for the previous period ended June 30, 2011 of $1,452,995 or 45.3% of sales. This resulted in a gross profit for the period of $1,096,851 or 51.4% as compared to gross profit for the same period in 2011 of $1,752,035 or 54.7%. The decrease in gross profit of $655,184 for the six months ended June 30, 2012 is due to reduced profit on reduced referrals to the Infusion clinic in Savannah.

Consolidated revenues for the three months ended June 30, 2012 were $930,071 as compared to $1,705,629 for the three months ended June 30, 2012, representing an decrease of $775,558 due primarily to decreases in referrals to clinical operations in Savannah. Consolidated cost of sales for the three months ended June 30, 2012 were $475,494 or 51.1% of sales as compared to cost of sales for the previous period ended June 30, 2011 of $747,071 or 43.8% of sales. This resulted in a gross profit for the three month period of $454,576 or 48.9% as compared to gross profit for the same period in 2011 of $958,557 or 56.2%. The reduction in gross profit for three months ended June 30, 2012 were also related to reduced referrals for clinical operations in Savannah.

The decrease in consolidated revenues for the period reflects the removal of MITRX revenues of $4,788,465 and $8,373,116 of new revenue for the company in 2011 for the three months and six months ended June 30, 2011, respectively.

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

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-“MIT”
●	MIT International-International / Provector
●	Medical Infusion Tech,DME-“DME”
●	MIT Ambulatory Care Center-“Ambulatory Care”

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

The following tables show the operations of the Company’s reportable segments:

For the Six months ended June 30,

	Medical
	Infusion	International	Ambulatory
	- MIT	Provector	Care	DME	MITRX		Combined
2012
Revenue	$1,386,355	$	$559,218	$190,014	$		$2,135,586
Income (loss) from operations	(435,003)		76,629	(2,035)			(360,427)
Depreciation and amortization	19,998	-	-	-			44,998
Assets	$819,936	-	$264,170	$125,123			$1,209,229

2011
Revenue	$1,223,792	$-	$1,793,878,	$187,180		$8,373,116	$11,578,146
Income (loss) from operations	71,315	(235,903)	104,943	9,306		(745,436)	(795,774)
Depreciation and amortization	19,999	-	-	-		24,500	44,998
Assets	$576,977	-	$532,369	$132,013		21,548,684	$22,772,353

Operating Expenses

Total Operating expenses decreased $270,861 or 26.8% to $739,709 for the six months ended June 30, 2012 from $1,010,570 for the same period in 2011 and income (loss) from operations decreased by $233,119 from ($52,019) to ($285,133) from 2011. The decrease in operating expense is attributable to cost cutting measures for to reflect reductions in revenues from continuing operations.

●	For the six months ended June 30, 2012, payroll expenses were $550,542 as compared to $812,441 in 2011, a decrease of $261,869 or 32.5%, due to restructuring of salaries and personnel . Selling, general and administrative expenses were $511,731 as compared to $517,818 in 2011, a decrease of $6,087 or 2.1% that is attributable to decreased expenses relating to lease costs, postage costs, computer costs. For the six months ended June 30, 2012, we had the following expenses: consulting expenses of $266,888, payroll related costs of $50,213, lease expenses of $38,988, office expense of $37,770, telephone expense of $19,687, travel expense of 11,831 accounting and legal expense of $8,979.

For the three months ended June 30, 2012, selling, general and administrative expenses were $522,322 as compared to $552,027 in 2011, a decrease of $29,705 or 5.4% that is attributable to decreases in salaries and wages, consulting costs, lease expense, legal and accounting fees, marketing costs, and postage expense. For the three months ended June 30, 2012, we had the following consulting costs of $215,026, payroll taxes of $17,179, lease costs of $22,312, computer expense of $13,821, telephone expense of $10,523, automobile expense of $13,195, and telephone expense of $10,523.

●	Depreciation and amortization was unchanged at $19,998 for the six months ended June 30, 2012 as compared to the same period in 2011.

Operating Income (loss)

Operating income (loss) decreased $387,229 to ($361990) for the six months ended June 30, 2012 from $25,239 for the same period ended June 30, 2011 and decreased $233,121, or 4448%, to ($285,133) from ($52,012) for the three months ended June 30, 2011. This is primarily attributable to lower gross margins and lower operating revenues for as well as lower margins for prior operations in 2011 offset by higher professional fees and payroll costs.

Net income (loss)

Pretax income (loss) decreased $320,657 to ($512,789) for the six months ended June 30, 2012 from ($192,133) for the same period ended June 30, 2011 and decreased $170,116 to ($336,676) from ($166,561) for the three months ended June 30, 2011. This is primarily lower gross margins in clinical operations and decreases in operating revenues prior operations.

Liquidity and Capital Resources

As of June 30, 2012, the company had cash of $17,957 as compared to $52,569 at December 31, 2011. For the six months ended June 30, 2012, net cash provided by operating activities aggregated ($453,286) as compared to cash provided by operating activities for the six months ended June 30, 2011 of $105,190. As of June 30, 2012, we were funded primarily through operations. The principal financing activities for the six months ended June 30, 2012 consisted of repayment of debt of $42,232 as compared to $135,748 for the six months ended June 30, 2011.

On August 1, 2008, the Company borrowed $500,000 from Globank, Corp. The loan had interest at the rate of 60% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The loan matured on September 1, 2010 and is secured by all of the assets of the Company. The Globank note was renewed on December 31,2010 with interest at 14.9% payable in three years. The loan is guaranteed by the Company’s chief executive officer and each of the Company’s subsidiaries.

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

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2012, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: August [15], 2012	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Chief Financial Officer
(principal financial officer)

