Form 10-Q/A
period 2012-06-30
MIT Holding, Inc.
filed 2012-11-30
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of MIT Holdings, Inc., for the period ended June 30, 2012, filed with the Securities and Exchange Commission on October 2, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (UNREVIEWED)

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011	F-2

Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011	F-3

Consolidated Statement of Stockholders’ Deficiency for the six months ended June 30, 2012	F-4

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-24

3

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(UNREVIEWED)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,957	$52,569
Accounts receivable, net of allowance for doubtful accounts of $166,506 and $238,515 respectively	468,899	758,680
Inventories	164,026	119,610
Employee advances	1,862	1,862
Prepaid expenses and other current assets	47,192	39,686

Total current assets	699,936	972,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $123,373, respectively	34,222	34,222

OTHER ASSETS
Investment in subsidiary and related contracts	466,324	400,000
Non-compete agreement, net of accumulated amortization of $191,253 and $171,254, respectively	8,747	28,746

Total other assets	475,071	428,746

TOTAL ASSETS	$1,209,229	$1,435,375

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,410,362	$2,575,827
Current portion of debt	327,148	183,422

Total current liabilities	2,737,510	2,759,249

LONG-TERM DEBT	989,465	718,516

Common stock subject to mandatory redemption 5,000,000 shares issued 2nd quarter 2012	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,796.73 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	151,738	113,804
Warrants	5,218	5,718

TOTAL LIABILITIES	4,133,931	3,847,287
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 81,400,811 and 81,400,811 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	81	81
Additional paid-in capital	7,444,973	7,444,973
Accumulated deficit	(10,369,756)	(9,856,966)

Total stockholders' (deficiency)	(2,924,702)	(2,411,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,209,229	$1,435,375

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012	June 30, 2011

Revenue

Sales and services rendered	$2,135,586	$11,578,146

Cost of medical supplies	1,038,735	8,419,338

Gross profit	1,096,851	3,158,808

Operating Expenses
Salaries and payroll cost	550,542	1,990,850
Selling, general and administrative	888,301	1,853,233
Provision for doubtful accounts		66,000
Depreciation and amortization	19,998	44,498

Total operating expenses	1,458,841	3,954,581

Income (loss) from operations	(361,990)	(795,773)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	(37,429)	(76,770)
Interest expense	(113,371)	(140,601)
Total other income (expense)	(150,800)	(217,371)

Income (loss) before provision for income taxes	(512,790)	(1,013,144)

Provision for income taxes	-	-

Net income (loss)	(512,790)	(1,013,145)

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)	25,655	51,310

Net income (loss) attributable to common stockholders	$(538,445)	$(1,064,455)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	51,880,349

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012	June 30, 2011

Revenue

Sales and services rendered	$930,071	$6,494,094

Cost of medical supplies	475,494	4,641,895

Gross profit	454,577	1,852,199

Operating Expenses
Salaries and payroll cost	207,388	1,015,130
Selling, general and administrative	522,322	1,079,145
Provision for doubtful accounts	-	66,000
Depreciation and amortization	9,998	22,249

Total operating expenses	738,708	2,182,524

Income (loss) from operations	(285,131)	(330,325

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	-	(41,375)
Interest expense	(51,544)	(73,174)
Total other income (expense)	(51,544)	(114,549)

Income (loss) before provision for income taxes	(336,676)	(444,874)

Provision for income taxes	-	-

Net income (loss)	(336,676)	(444,874

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)	26,950	25,655

Net income (loss) attributable to common stockholders	$(363,626)	$(470,529)

Net income (loss) per common share:
Basic and diluted	$(0.00)	$0.001)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	54,215,349

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

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNREVIEWED)

	June 30, 2012		June 30, 2011
OPERATING ACTIVITIES
Net income (loss)		$(512,789)	$(1,013,844)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		(37,435)	76,569
Depreciation and amortization		19,998	44,998
Issuance of common stock for services		-	-
Provision for doubtful accounts		-	66,000
Amount due from lender		-	50,000
Changes in operating assets and liabilities:
Receivables		294,320	(954,258)
Inventories		(44,416)	(161,918)
Prepaid expenses		(7,506)	(3,095)
Employee advances		-	4,600
Accounts payable and accrued expenses		(165,459)	1,995,938

Cash provided by operating activities		(453,287)	105,190

INVESTING ACTIVITIES
Issue of Notes Payable for Trade Payables		461,906
Capital expenditures		-	(21,037)

Cash used for investing activities		461,906	(21,037)

FINANCING ACTIVITIES
Issuance of stock for acquisition		-	1,470
Repayment of debt		(43,231)	(202,693)

Cash used for financing activities		(43,231)	(201,223)

NET INCREASE (DECREASE) IN CASH		(34,612)	(117,070)

CASH BALANCE BEGINNING OF PERIOD		52,569	180,489

CASH BALANCE END OF PERIOD		$17,957	$63,419

Supplemental Disclosures:
Interest paid		$113,371	$252,229
Taxes paid		$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$		$305,728
Conversion of Convertible Preferred Stock to Common Stock	$		$-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: November 30, 2012	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Chief Financial Officer
(principal financial officer)

