Form 10-Q
period 2012-09-30
MIT Holding, Inc.
filed 2012-12-06
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5068091
(State or other jurisdiction of	I.R.S. Employer ID No)
incorporation or organization)

351A Commercial Way., Savannah, GA31406

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

The number of shares of common stock, no par value per share, outstanding as of November 10, 2012 was 88,260,811

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

2

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011	F-2

Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011	F-3

Consolidated Statement of Stockholders’ Deficiency for the three months ended September 30, 2012	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-24

3

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2012	December 31, 2011
	(Unaudited and Unreviewed)
ASSETS
CURRENT ASSETS
Cash	$20,348	$52,659
Amount due from lender received January 24,2011 (Note F)
Accounts receivable, net of allowance for doubtful accounts of $232,276 and $508,719 respectively	328,881	758,680
Inventories	164,026	119,610
Employee advances	1,430	1,862
Prepaid expenses	47,191	39,686

Total current assets	561,876	972,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $127,926 and $123,373, respectively	34,222	34,222

OTHER ASSETS
Investment in subsidiary and related contracts	386,572	400,000
Non-compete agreement, net of accumulated amortization of $200,000 and $171,254, respectively	-	28,746

Total other assets	386,572	428,746

TOTAL ASSETS	$982,670	$1,435,375

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,729,461	$2,575,827
Current portion of debt	317,148	183,422

Total current liabilities	3,046,609	2,759,249

LONG-TERM DEBT	971,390	718,516

Common stock subject to mandatory redemption 5,000,000 shares issued second quarter 2011	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (1,796.73 and 1,896.73 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	151,738	113,804
Warrants	5,213	5,718

TOTAL LIABILITIES	4,424,950	3,847,287

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at June 30, 2011 and December 31, 2009, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 88,260,811 and 52,254,571 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively. (5,000,000 additional shares included in liabilities)	81	81
Additional paid-in capital	7,444,973	7,444,973
Accumulated deficit	(10,887,334)	(9,856,966)

Total stockholders' (deficiency)	(3,442,280)	(2,411,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$982,670	$1,435,375

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED AND UNREVIEWED )

	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011

Revenue

Sales and services rendered	$719,172	$1,517,794

Cost of medical supplies	315,267	531,379

Gross profit	403,905	986,415

Operating Expenses
Salaries and payroll cost	254,738	592,289
Selling, general and administrative	456,766	445,782
Provision for doubtful accounts	165,000	140,000
Depreciation and amortization	9,999	9,999

Total operating expenses	886,503	1,188,070

Income (loss) from operations	(482,598)	(201,655)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	-	29,934
Loss from discontinued operations	-	(204,494)
Gain on disposition of Assets by MITRX, Inc- note Q	-	2,925,600
Interest expense	(36,630)	(69,490)
Total other income (expense)	(36,630)	2,681,550

Income (loss) before provision for income taxes	(519,228)	2,479,894

Provision for income taxes	-	-

Net income (loss)	(519,228)	2,479,894

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)	(25,655)	25,655

Net income (loss) attributable to common stockholders	$(544,883)	$2,454,239

Net income (loss) per common share:
Basic and diluted	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	72,105,555

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

( UNAUDITED AND UNREVIEWED )

	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011

Revenue

Sales and services rendered	$2,854,758	$4,722,825

Cost of medical supplies	1,354,024	1,984,374

Gross profit	1,500,734	2,738,451

Operating Expenses
Salaries and payroll cost	805,280	1,404,700
Selling, general and administrative	1,343,394	1,349,747
Provision for doubtful accounts	165,000	206,000
Depreciation and amortization	29,997	29,997

Total operating expenses	2,343,671	2,990,444

Income (loss) from operations	(842,937)	(251,993)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	(37,429)	(46,836
Loss from discontinued operations	-	(948,786
Gain on disposition of Assets by MITRX, Inc- note Q	-	2,925,600
Interest expense	(150,001)	(210,091)
Total other income (expense)	(187,430)	1,719,887

Income (loss) before provision for income taxes	(1,030,367)	1,467,894

Provision for income taxes	-	-

Net income (loss)	(1,030,367)	1,467,894

Increase in cumulative dividends payable on Series A
Preferred Stock (as restated for 2009- Note O)		51,310

Net income (loss) attributable to common stockholders	$(1,056,022)	$1,416,584

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	62,268,683

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

( UNAUDITED AND UNREVIEWED )

	Common Stock , $.000001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	$6,279,362	$(8,527,203)	$(2,247,789)

Purchase accounting adjustment for acquisition by MITRX		-	4,919,221	-	4,919,221

Issuance of stock for compensation	42,000	-	1,470	-	1,470

Net loss for six months ended June 30, 2011				(1,013,145)	(1,013,145)

Balance at June 30, 2011	52,296,571	52	11,200,053	(9,540,348)	1,659,758
Issuance of stock for compensation of Officers and Directors.	4,104,240	4	164,166		164,170

Issuance of stock for MITRX acquisition of PLTC	26,860,000	27	1,074,373		1,074,400

Net income for the nine months ended SEPTEMBER 30, 2012	-	-	-	1,467,894	1,467,894

Balance at SEPTEMBER 30, 2012	83,260,811	$83	$12,438,592	$(8072,454)	$4,366,222

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

( UNAUDITED AND UNREVIEWED)

	SEPTEMBER 30, 2012		SEPTEMBER 30, 2011
CASH Flow
OPERATING ACTIVITIES
Net income (loss)		$(1,030,367)	$1,467,894
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		37,429	(46,935)
Depreciation and amortization		29,997	29,997
Issuance of common stock for services		-	165,640
Provision for doubtful accounts		165,000	206,000
Amount due from lender		-	50,000
Changes in operating assets and liabilities:
Receivables		503,128	439,033
Inventories		(44,416)	36,854
Prepaid expenses		433	30,338
Employee advances		(7,505)	4,237
Accounts payable and accrued expenses		(72,519)	(419,996)

Cash provided by operating activities		(418,820)	1,963,062

INVESTING ACTIVITIES
Issuance of stock for acquisition		461,906	1,074,400
Capital expenditures		-	(10,048)

Cash used for investing activities		461,906	1,063,952

FINANCING ACTIVITIES
Note receivable for disposition of MITRX operations		-	(2,797,281)
Repayment of debt		(75,307)	(103,791)

Cash used for financing activities		(75,307)	(2,901,072)

NET INCREASE (DECREASE) IN CASH		(32,221)	(125,942)

CASH BALANCE BEGINNING OF PERIOD		52,569	177,620

CASH BALANCE END OF PERIOD		$20,348	$51,678

Supplemental Disclosures:
Interest paid		$150,001	$252,229
Taxes paid		$-	$-
Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$		$252,229
Conversion of Convertible Preferred Stock to Common Stock	$		$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our company was formerly known as Convention All Holdings, Inc. and, on May 2, 2007, we acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., a Delaware corporation, which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation (“Ambulatory”), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc., a Delaware corporation (“MIT International”).

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

3.	Going Concern

At SEPTEMBER 30, 2012, the Company had negative working capital of $1,527,301. From inception, the Company has incurred an accumulated deficit of $6,110,524. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2012 and for the three months and six months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three months and six months ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2012 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2012.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 33,876 for the nine months ended SEPTEMBER 30, 2012 and $ 84,294 for the three months ended September 30, 2011.

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

For the nine months ended September 30, 2012 and 2011, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2012	December 31, 2011
Ambulatory care	$119,337	$501,767
Infusions	236,422	435,361
Durable medical equipment	138,308	93,935
Wholesale	-	-

Total	494,068	1,031,086

Allowance for doubtful accounts	(165,187)	(232,276)

Net	$328,881	$798,810

The allowance for doubtful accounts changed as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Balance, beginning of year	$238,719	$508,719
Provision for doubtful accounts	165,000	206,000
Writeoffs	(238,532)	(482,443)

Balance, end of period	$165,187	$232,276

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE E – INVENTORIES

Inventories consist of:

	SEPTEMBER 30, 2012	December 31, 2011
Ambulatory care	$72,013	$50,236
Infusions	65,610	45,451
Durable medical equipment	16,402	23,922
	-
Total	$164,025	$119,609

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	SEPTEMBER 30, 2012	December 31, 2011
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(97,929)

Total	$-	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

( UNAUDITED AND UNREVIEWED )

NOTE G – DEBT

The Company’s debt is as follows:	September 30, 2012	December 31, 2011

Globank Corp., interest at 14.9% payable monthly commencing January 1, 2011(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$695,727	$709,727

The Coastal Bank - installment loan, interest at 10%, initially due September 28, 2008, now informally due in monthly installments of principal and interest of $10,000 through April 20, 2011.	-

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s Chief Executive Officer	354,595

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28,2013 , secured by Company assets and guaranty of the Company’s Chief Executive Officer	84,177

Suntrust Bank Fixed Rate Term Note, interest at 10%, due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	154,039	192,212

Total	1,288,538	901,939
Current portion of debt	317,148	183,423
Long – term debt	$971,390	$718,516

Maturities of debt at SEPTEMBER 30, 2012 are as follows:

Years ending June 30,	Amount
2012	$86,359
2013	323,726
2014	878,453
$1,288,538

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE H	–	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	SEPTEMBER 30, 2012		December 31,2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through SEPTEMBER 30, 2012:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance, March 31,2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance, June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance, September 30, 2011	11,762,240	153,541
Revaluation credited to operations		(80,855)
Balance, December 31, 2010	11,762,240	72,686
Revaluation charged to operations		35,395
Balance, March 31,2011	11,762,240	108,081
Revaluation charged to operations		41,375
Balance, June 30,2011	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance, SEPTEMBER 30, 2012	11,762,240	$119,621

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of SEPTEMBER 30, 2012, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of SEPTEMBER 30, 2012 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $361,184 and $295,831 at SEPTEMBER 30, 2012 and December 31, 2009, respectively.

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

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400 in selling, general and administrative expenses in the accompanying statement of operations for the six months ended SEPTEMBER 30, 2012 and increased common stock and additional paid-in capital by the same amount.

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

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2009 and for the six months ended September 30, 2012 follows:

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2012	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at SEPTEMBER 30, 2012 and December 31, 2011 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at SEPTEMBER 30, 2012 and December 31, 2011 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine months ended September 30,
	2012	2011
Expected income tax expense (benefit) at 34%	$499,083	$23,783
Non-deductible stock-based compensation	55,184	4,216
Non-deductible expense (non-taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(10,178)	(5,277)
Change in valuation allowance	(844,089)	(22,725)

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	SEPTEMBER 30, 2012	December 31, 2011

Allowance for doubtful accounts	$78,794	$172,964
Net operating loss carryforward	356,369	1,178,039
Total	435,163	1,351,003
Less valuation allowance	(435,163)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of SEPTEMBER 30, 2012 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at SEPTEMBER 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

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

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at SEPTEMBER 30, 2012 and 2011 and for the nine months ended:

	Medical
	Infusion	International/	Ambulatory
	- MIT	Provector	Care	DME	Wholesale		Combined
2012
Revenue	$1,381,898	$-	$711,343	$310,355		$451,162	$2,854,758
Income (loss) from operations	(1,051,379)	-	173,479	8,796		26,166	(842,937)
Depreciation and amortization	29,997	-	-	-			29,997
Assets	$729,855	-	$114,622	$138,192			$982,670

2011
Revenue	$1,846,175	$200,000	$2,414,311	$262,339	$		$4,722,825
Income (loss) from operations	(1,169,217)	(193,946)	1,077,188	33,981			(251,993)
Depreciation and amortization	29,997	-	-	-			29,997
Assets	$4,546,132	-	$473,744	$87,150			$5,107,026

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring September 30, 2012, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

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

MIT leases two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. These facilities were destroyed in a fire in November 2011. The company has relocated to temporary facilities on a month to month basis. Lease expense on the faciltiy is $1,375 per month.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $47,182 and $39,490 for the nine months ended September 30, 2012 and 2010, respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED AND UNREVIEWED)

NOTE Q – LOSS ON DISCONTINUED OPERATIONS (Continued)

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

Item 2. Management’s Discussion and Analysis

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended September 30, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011.

Revenues

Consolidated revenues for the nine months ended September 30, 2012 were $2,854,758 as compared $4,722,825 for the nine months ended September 30, 2011, representing a decrease of $1,896,067 or 39.5%. Consolidated cost of sales for the  nine months ended September 30, 2012  were $1,352,024 or 47.4% of sales as compared to cost of sales for the previous period ended September 30, 2011 of $1,984,374 or 42.0% of sales. This resulted in a gross profit for the period of $1,500,733 or 52.6% as compared to gross profit for the same period in 2011 of $2,738,451 or 58.0%. The decrease came as a result to lower referrals to the infusion clinic resulting from concerns in the medical community of the impact of the Affordable Care Act.

Consolidated revenues for the three months ended September 30, 2012 were $719,172, as compared $1,517,794 for the three months ended September, 2011, representing an decrease of $798,622 or 52.2%. Consolidated cost of sales for the three months ended September 30, 2012 were $315,266 or 43.8% of sales as compared to cost of sales for the previous period ended September 30, 2011 of $531,379 or 35.0% of sales. This resulted in a gross profit for the three month period of $403,905 or 56.2% as compared to gross profit for the same period in 2011 of $986,415 or 65.0%.

The decrease in consolidated revenues for the period reflects a decrease of revenue in the Ambulatory division on a quarter to quarter basis due to continued use of mail order drugs leading to little change in sales volume with a decrease in sales.  In addition, the Company has opened a compounding pharmacy in South Carolina which incurred significant startup costs in the last 12 months while not achieving the anticipated revenues that the Company had forecasted. The company has currently began to participate in the Wholesale market in the current periods with modest results due to capital restrictions. The company does not anticipate any significant increases in Wholesale in future periods until such times as sufficient operating funds are realized. The lack of operating funds and reduced profit margins in the sale of IVIG has caused the Company to cease its efforts in wholesale sales of pharmaceutical products, both domestically and internationally, and focus more on the medical infusion and ambulatory care operations at its remaining location in Savannah, Georgia.  The Company anticipates that it will reenter the wholesale distribution business if it obtains sufficient operating funds and believes that satisfactory profit margins can be achieved, of which there can be no assurance.

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

The following tables show the operations of the Company’s reportable segments:

For the Nine months ended September 30,

	Medical
	Infusion	International/	Ambulatory
	- MIT	Provector	Care	DME	MITRX		Combined
2012
Revenue	$1,381,898	$-	$711,343	$310,355		$451,162	$2,854,758
Income (loss) from operations	(1,051,379)	-	173,479	8,796		26,166	(251,994)
Depreciation and amortization	29,997	-	-	-			29,997
Assets	$729,855	-	$114,622	$138,192			$982,670

2011
Revenue	$1,846,175	$200,000	$2,414,311	$262,339	$		$4,722,825
Income (loss) from operations	(1,169,217)	(193,946)	1,077,188	33,981			(251,994
Depreciation and amortization	29,997	-	-	-			29,997
Assets	$4,546,132	-	$473,744	$87,150			$5,107,026

Operating Expenses

Operating expenses decreased $640,753 or 21.4% to $2,343,671 for the nine months ended September 30, 2012 from $2,984,424 for the same period in 2011 and income (loss) from operations decreased by $596,964 from $(245,973) to ($842,973) from 2011. The decrease in operating expense is attributable to a $599,42 decrease in Labor and related costs and $41,000 increase in bad debt expense as well as decreases in nearly all controllable costs offset by an increase in consulting fees and contract labor.

●

For the nine months ended September 30, 2012, selling, general and administrative expenses were $1,343,394 as compared to $1,343,727 in 2011, with only a minor increase of $332 from the prior period with increase consulting fees offset by lower marketing costs, and expenditures relating to Provector costs.  For the nine months ended September, 2012, we had the following expenses: consulting fees of $421,424, contract labor of $308,810 and employee benefits and payroll related costs of $70,538, insurance expense of $60,651, office expense of $40,881 auto expense of $32,087.

For the three months ended September 30, 2012, selling, general and administrative expenses were essentially unchanged at $456,766 as compared to $445,762 in 2011, an increase of $11,004 or 2.5% that is attributable to increases in  consulting fees, off set by decreases in legal and accounting fees and marketing costs. For the three months ended September 30, 2012, we had the following expenses: consulting fees of $154,536, contract labor of $ 97,999, employee benefits and payroll related costs of $27,780, lease expense of $15,574, insurance expense of $14,862, office expense of $6,747 and telephone expense of $8,466.

●	Depreciation and amortization was unchanged at $29,997 for the nine months ended September 30, 2012 as compared to same period in 2011 and was unchanged at $9,999 for the three months ended September 30, 2012 as compared to the same period in 2011. The company has had no capital investments in the current year.

Operating Income (loss)

Operating income (loss) decreased $596,964 or 242.7% to ($842,937) for the nine months ended September 30, 2012 from $245,973 for the same period ended September 30, 2011 and decreased $280,963, or 139.3%, to ($482,598) from $(201,635) for the three months ended September 30, 2012.  This is primarily attributable to lower revenues than in 2011.

Net income (loss)

Pretax income (loss) decreased $ 2,504,280 or 169.9% to ($1,030,367) for the nine months ended September 30, 2012 from $1,473,912 for the same period ended September 30, 2011 and decreased $2,254,850 or 129.9%, to ($519,228) from $1,735,622 for the three months ended September 30, 2012.  This is primarily attributable to lower revenues than in 2011 and the extraordinary gain recorded in 2011.

Liquidity and Capital Resources

As of September 30, 2012, the company had cash of $20,348 as compared to 52,568 at December 31, 2011. For the nine months ended September 30, 2012, net cash used by operating activities aggregated $364,696 as compared to cash provided by operating activities for the nine months ended September 30, 2011 of $2,925,600.  As of September 30, 2012, we were funded primarily through operations. The principal financing activities for the six months ended September 30, 2012 consisted of repayment of debt of $75,307 as compared to $103,971 for the nine months ended September 30, 2011.

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

At December 31, 2010, the Company received a going concern opinion from our outside auditors.  The Company has no additional lines of credit available at this time.  The grant of the security interest in the company’s assets and any failure to pay the loan to Globank when due may adversely our ability to secure additional financing. Globank could declare the loan in default and pursue its remedies, which would adversely affect our operations. The collection of accounts receivable continues to be slower than management would prefer.   Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern.  The development of ProVectorTM has produced interest  from outside parties to provide funds and enable the Company to make the product available to the market in late 2010 should adequate financing be obtained. The Company is actively promoting the viability of the ProVectorTM .to entities that could provide working capital and provide means to distribute the ProVectorTM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2012, we were not engaged in any litigation.

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

Changes in Internal Control Over Financial Reporting.   During the most recent quarter ended SEPTEMBER 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: December 6, 2012	By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)

