Form 10-K
period 2012-12-31
MIT Holding, Inc.
filed 2013-04-16
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From To

Commission File Number 333-136791

MIT HOLDING, INC.

(Exact name of registration as specified in its charter)

Delaware	20-3420795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Commercial Drive., Suite B Savannah, GA	31406
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including Area Code (912) 925-1905

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___. No_____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]        Smaller Reporting Company [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 12, 2013, the registrant had 124,606,011 shares of common stock issued and outstanding.

At June 30, 2012, the aggregate market value of the voting stock held by non-affiliates was $ 682,103 based upon 34,105,153 shares held by non-affiliates, and the average of the bid price and the asked price of $.02 per share.

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

2

MIT Holding, Inc.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

Our principal executive offices are located at 351B Commercial Drive, Savannah, Georgia, 31406. The phone number is (912) 925-1905. The website is www.mitholdinginc.com. Shares of MIT Holding common stock are traded on the OTC Bulletin Board under the symbol MITD.OB.

History

Our current name and business operations have been preceded by historical name changes and changes in our capitalization.

MIT Holding, Inc. Merger with Convention All Holdings, Inc.

Our Company was formerly known as Convention All Holdings, Inc. and, until May 2, 2007, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. On May 2, 2007, we then acquired a 100% ownership interest in MIT Holding, Inc. through a merger of MIT Holding, Inc. with and into MIT CVAH Acquisition Corp, a newly formed Delaware corporation and wholly-owned subsidiary, in exchange for 32,886,779 shares of our common stock (the “Merger”). In addition, 4,758,464 shares of common stock of MIT are issuable to the holders of 6% Series A Convertible Preferred Stock (“Series A Preferred Stock”) upon conversion of the Series A Preferred and 9,738,784 shares of common stock are issuable to the holders of certain warrants issued in conjunction with the Series A Preferred Stock at an exercise price of $0.75 per share (the “Warrants”) issued in a private placement by MIT as of May 31, 2007. Simultaneously with the Merger, the company formerly known as MIT Holding, Inc. changed its name to Medical Infusion Group, Inc., and we changed our name to MIT Holding, Inc. As a result of the Merger, we now own 100% of Medical Infusion Group, Inc., which, in turn, continues to own 100% of the issued and outstanding shares of capital stock of MIT Ambulatory Care Center, Inc., a Georgia corporation (“Ambulatory”), Medical Infusion Technologies, Inc., a Georgia corporation (“Infusion”) and MIT International Distribution, Inc. (“MIT International”).

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

MIT’s primary product lines are centered upon infusion therapy. During 2010, approximately 31% of infusion therapy revenue came from home infusion therapies and 63.9% from clinic infusion therapies. In 2010, IVIG and Remicade® products accounted for approximately 55.1% of therapies dispensed at MIT’s ambulatory centers. Remicade® (infliximab), the leading infusion product administered at the ambulatory center, is prescribed primarily for arthritis related conditions. It is a bilogic treatment for a number of inflammatory issues. Remicade® targets specific proteins in the body’s immune system to help control the development of inflammation.

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

On February 4, 2011, MITRX Corporation, a South Carolina corporation and subsidiary of MIT Holding Inc. (“MIT” or the “Company”), executed two stock purchase agreements (attached hereto as Exhibit 10.19 and 10.20) (the “Agreements”), pursuant to which it agreed to acquire one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc., owned by Lancelot D. Wright and John T. Crocker, Sr., and Palmetto Long Term Care Pharmacy, LLC a wholly owned subsidiary of Strategies Healthcare, Inc., which is owned by Lancelot D. Wright and Robert A. Williams. There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT’s officers, directors or affiliates.

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

Employees

As of December 31, 2012, MIT employed 24 persons on a full-time basis of which 7 were involved in administration, 15 in medical services, and 2 for durable medical equipment. None of MIT’s employees is represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $3,355,518 in 2012 and had receivables of $236,235 as of December 31, 2012, our inability to achieve sufficient increases in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. Revenues decreased in 2012 to $3,355,518 from $5,933,206 in 2011. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On August 1, 2008, we received a term loan from Globank, Corp. (“Globank”) in the amount of $500,000 and used the proceeds to pay off our obligation to a factor. The term loan from Globank, Corp. matured on July 31, 2010. This loan was replaced by a new loan in 2010 with Globank (the “New Loan”). This New Loan accrues interest at a rate of 14.9% per annum and matures on December 31, 2013. The terms of the New Loan require monthly payments of accrued interest payments plus principal payments of $1,000 per month. A balloon payment of $1,002,727 is due on the maturity date. The new loan is secured by our assets and guaranties of the Company’s chief executive officer and our three subsidiaries

We rely on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2012 over 19% of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

Our business strategy was to develop the sales of ProVector™ in the international market. Our ability to implement its plans will depend primarily on the ability to attract distributors in targeted markets where malaria, dengue fever or West Nile disease are present. Development of a distribution network throughout the world will determine our sales and growth rate for Provector in 2011. MIT is in discussion with potential distribution candidates but formal agreements are not in place at this time. There can be no assurance at this time as to when the distribution network will be in place to generate sales for ProVector™

MIT has no history with manufacture and distribution of Provector™.

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

Our success depends upon the availability and performance of our key employees, such as President, William C. Parker, MIT’s founder. We intend to purchase “key person” insurance for Mr. Parker for coverage in the amount of at least $1,000,000. However, MIT does not currently have such insurance, and it may not be able to obtain such insurance on favorable terms or if the loss of Mr. Parker’s services could have a material adverse effect upon our business and results of operations.

We are highly dependent on reimbursement from non-governmental third party payors.

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2012 and December 31, 2011, approximately 80.9% and 83.4% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

At present, our officers, directors and principal shareholders own approximately 62% of the issued and outstanding shares, including 25,100,000 shares over which Mr. Parker, our Chief Executive Officer, had the right to vote until May 2009 and therefore have the ability to elect all of the members of the Board of Directors of the company. Mr. Parker, alone has the right to vote a majority of the outstanding shares of common stock. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

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

MIT’s common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

MIT’s common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity of MIT’s common stock which may result in shareholders being unable to sell their shares.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in MIT’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of MIT’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

MIT is headquartered in Savannah, Georgia at 115 Echols Street, while its administrative offices are at 351B Commercial Drive, also in Savannah. This rented facility on Echols Street consists of a building, with a warehouse for inventory and is also the location of MIT’s pharmacy, clean room for compounding and the Savannah ambulatory center. MIT believes that its premises are sufficient for its current operations. On November 1, 2011, the Fairmont location was severely damaged by a fire and the company had rented temporary space on a month to month basis to continue operations. It is not known when the facility will be ready for occupancy. The monthly rent on the temporary location is $1325 per month.

The following are the key terms of MIT’s lease agreements:

●	The lease on the facility located at 115B Echols St., Savannah, GA provides for rent of $4,120 per month and is on a month to month basis. This lease is personally guaranteed by William C. Parker, Chairman of the Board.
●	MIT leases two suites in the facility located at 351B Commercial Drive , Savannah, GA. The leases for the suites are on a month to month basis. The monthly rent on Suites 351B is $675 and $700. One suite was abandoned on December 31, 2012 due to decreased staff size... This lease is personally guaranteed by William C. Parker.

Item 3.	Legal Proceedings

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are not involved in any pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	RESERVED

Item 5.	Market For Common Equity And Related Stockholder Matters

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTCQB under the ticker symbol “MITD “. The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of MIT common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Period	High	Low

2012:
Quarter Ended March 31	$.04	$.03
Quarter Ended June 30.04		.02
Quarter Ended September 30.04		.02
Quarter Ended December 31.04		.02
2011:
Quarter Ended March 31	$.09	$.02
Quarter Ended June 30.06		.02
Quarter Ended September 30.06		.03
Quarter Ended December 31.04		.01

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 126 stockholders of record as of April 12, 2013. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Following is a summary of our operations and financial condition from 2009 through 2013. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2012		2011	2010	2009
Net sales		$3,3355,518	$5,933,206	7,088,492	6,400,042
Net income(loss) from continuing operations		$(1,136,555)	$(1,729,764)	78,832	(1,243,665)
Net income(loss) from discontinuing operations	$		$400,000
Net income(loss)		$(1,136,555)	$(1,437,566)	78,832	(1,243,665)
Net income(loss) per Common share		$(.01)	$(.03)	(.00)	(.03)
Total assets		$903,802	$1,435,375	1,140,964	1,103,309
Long-term debt		$953,988	$718,516	814,623	-
Working capital		$(2,410,839)	$(1,786,841)	(1,185,879)	(2,278,070)
Stockholders’ equity		$(3,548,469)	$(2,241,913)	(2,247,789)	(2,347,021)

No cash dividends have been paid during any of the periods stated above.

Item 7.	Management’s Discussion and Analysis

The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under “Risk Factors” and “Business.” Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” - an amendment to FASB SFAS No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position and results of operations.

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

Results of Operations

Comparison of year ended December 31, 2012 to the year ended December 31, 2011.

The following tables show the operations of the Company’s reportable segments:

	Medical
	Infusion	Wholesale/	Ambulatory
	and MIT	International	Care	DME	Combined
2012
Revenue	$2,129,292	9,300	798,110	418,816	$3,355,518
Income (loss) from operations	(772,539)	(41,619)	(-192,424)	(129,273)	(1.136,555)
Interest expense	194,567	0	0	0	194,567
Depreciation and amortization	29,997	0	0	0	29,997
Assets	612,171	0	118,284	173,347	903,802
2011
Revenue	$2,415,151	200,000	2,964,680	353,374	$5,933,206
Income (loss) before taxes	(2,344,080)	(333,623)	1,210,,602	53,418	(1.413,683)
Interest expense	269,245	0	0	0	269,245
Depreciation and amortization	33,330	0	0	0	33,330
Assets	907,834	0	426,008	101,553	1,435,375

Revenues

Consolidated revenues for the year ended 2012 were $3,355,518 as compared to $5,933,206 for the year ended December 31, 2011, representing an decrease of $2,577,388 or 43.4%. Consolidated cost of sales for the year ended December 31, 2012 were $1,515,905 or 45.2% of sales as compared to cost of sales for the year ended December 31, 2011 of $2,550,745 or 43.0% of sales. This resulted in a gross profit for the year ended December 31, 2012 of $1,839,613 or 54.8% as compared to gross profit for the year ended December 31, 2011 of $3,382,460 or 57.0%. The decrease in our consolidated revenues for the year ended 2012 were the result of decreasing referrals and therapies administered. The decrease in the costs of good sold and the gross profit is directly related to mail order drugs supplied by certain health plans and decreases in referrals in the clinic. For the year ended 2012, the ambulatory division sales decreased by $2,166,570 while costs of goods sold for the division remained flat as a % of sales resulting in a gross profit of $493,364. Revenues for the infusion division decreased by $669,449, while cost of goods were reduced by $268,165 to $513,931 for the year resulting in a decrease in gross profit of $1,098,406.

Operating Expenses

Total operating expenses decreased $2,034,971 or a 42.4% decrease to $2,7761,171 for the year ended December 31, 2012 from $4,796,143 for the year ended December 31, 2011.

The decrease in operating expense is attributable to the $1,010,476 decrease in expenses relating to issuance of stock in 2011 and reduced headcount during 2012 resulting in $818,599 decrease in labor expenses. The major components of operating expense include:

●	Salaries and payroll related costs decreased $818,599 to $950,051 for the year ended December 31, 2012 as compared to $1,768,650 for the year ended December 31, 2011, a decrease of 46.3%. The decrease was due primarily to the realignment of personnel at a decreased cost and reduced headcount.

●	Sales, general and administrative expenses decreased $1,106,980 or 41.2% to $1,581,183 for the year ended December 31, 2012 as compared to $2,688,163 for the year ended December 31, 2011. The decrease was due primarily to expenses for issuance of stock offset by decreases in legal fees relating to the Provector product. Bad debt expense decreased $106,059 from $306,000 to $199,941. Additional decreases in spending were in marketing expenses, insurance and office expense offset by increase in expenses relating to consulting fees and a decrease in payroll related costs. Consulting fees were $457,887; lease expense was $80,078; Insurance expense was $74,039; legal and professional expense was $22,813. Additional expenses included office expense of $49,429; automobile expense of $39,107; telephone expense of $38,246; marketing expenses of $14,961.

●	Depreciation and amortization decreased $3,333 or 10.0% to $29,997 for the year ended December 31, 2012 as compared to $33,330 for the year ended December 31, 2011. The decrease was attributable to the reduction in depreciable assets.

Operating Income

Operating income increased $492,124 or 34.8% to ($921,559) for the year ended December 31, 2012 from $(1,413,682) for the year ended December 31, 2011. Operating income as a percentage of gross revenue was (27.5%) for the year ended December 31, 2012 as compared to (23.8%) for the year ended December 31, 2011.

Income Tax

There was no tax liability for 2011 and 2010 due to losses sustained in both years

Net income

As a result of the above factors, net income (loss) decreased to ($1,136,555) for the year ended December 31, 2012 from $(1,329,764) for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $52,758, as compared to $52,569 at December 31, 2011. For the year ended December 31, 2012, net cash used by operating activities aggregated ($70,585) as compared to cash used by operations for the year ended December 31, 2011 of ($462), As of December 31, 2011, we had cash of $113,596 as compared to a cash balance of $111,337 as of December 31, 2010.

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

Off- Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 8.	Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(Unaudited and unreviewed)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,758	$52,569
	-	-
Accounts receivable, net of allowance for doubtful accounts of $508,719 and $200,127, respectively	236,235	758,680
Inventories	142,878	119,610
Employee advances	1,430	1,862
Prepaid expenses and other current assets	47,192	39,686

Total current assets	580,493	972,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $126,373, respectively	27,256	34,222

OTHER ASSETS
Note Receivable from purchaser of discontinued operation and amounts due to from related companies	396,053	400,000
Non-compete agreement, net of accumulated amortization of $171,255 and $137,925 respectively	-	28,746

Total other assets	296,053	428,746

TOTAL ASSETS	$903,802	$1,435,375

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,754,067	$2,575,827
Current portion of long-term debt	337,265	183,422

Total current liabilities	3,091,332	2,759,249

Long-term debt	953,988	718,516
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,796.73 and 1,796.73 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively)	151,738	113,804
Series B Preferred Stock 1,100,000 authorized , 0 issued (Note H)
Warrants	5,213	5,718

TOTAL LIABILITIES	4,315,069	3,847,287

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,896.73 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively (included in liabilities)	-	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 81,400,811,and 52,254,571 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	88	81
Additional paid-in capital	7,582,166	7,444,973
Accumulated deficit	(10,993,521)	(9,856,966)

Total stockholders’ equity (deficiency)	(3,411,267)	(2,411,912)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$903,802	$1,435,375

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
	(Unaudited and unreviewed)
Revenue

Sales and services rendered	$3,355,518	$5,933,206

Cost of medical supplies	1,515,905	2,550,746

Gross profit	1,839,613	3,382,460

Operating Expenses
Salaries and payroll cost	950,051	1,768,650
Selling, general and administrative	1,581,183	2,680,163
Provision for doubtful accounts	199,941	306,000
Depreciation and amortization	29,997	33,330

Total operating expenses	2,761,172	4,796,143

Income (loss) from operations	(921,559)	(1,413,683)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	(20,429)	(46,836)
Interest expense	(194,567)	(269,245)

Income (loss) before provision for income taxes	(1,136,555)	(1,729,764)

Provision for income taxes	-	-

Net income (loss) from continuing operations	(1,136,555)	(1,729,764)

Discontinued operations (Note O):
Loss from operations of discontinued operations		(948,786)
Gain on disposition of discontinued operations		1,348,785
Income from discontinued operations		400,000

Net income (loss)	(1,136,555)	(1,329,763)

Increase in cumulative dividends payable on Series A Preferred Stock		107,803

Net income (loss) attributable to common stockholders	$(1,136,555)	$(1,437,566)

Net loss per common share - basic and diluted:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	0.00	0.01
Total	$(0.02)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	63,791,932	63,791,932

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

 CONSOLIDATED  STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011	42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170
Net loss for the year ended December 31, 2011	-	-		(1,329,763)	(1,329,763

Balance at December 31, 2011	81,400,811	$81	$7,449,973	$(9,856,966)	$(2,411,912

Issuance of common stock for services in third quarter 2012	6,860,000	7	137,193		137,200

Net loss for the year ended December 31, 2012				(1,136,555)	(1,136,555)

Balance at December 31, 2012	88,260,811	$88	$7,582,166	$(10,993,521)	$(3,411,267)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
	(Unaudited and unreviewed)
OPERATING ACTIVITIES
Net income (loss)	$(1,136,555)	$(1,329,763)
Income from discontinued operations		(400,000)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	37,429	46,836
Depreciation and amortization	29,997	33,330
Issuance of common stock for services		1,165,641
Provision for doubtful accounts	199,941	306,000
Changes in operating assets and liabilities:
Accounts receivable	722,386	(419,097)
Inventories	(23,268)	81,458
Prepaid expenses and other current assets	(432)	75,314
Employee advances	(7,506)	4,238
Accounts payable and accrued expenses	107,423	435,581
Net cash provided by (used for) operating activities	(70,585)	(462)
INVESTING ACTIVITIES
Issuance of notes payable for trade payables	114,005
Capital expenditures		(20,898)

Net cash used for investing activities	114,005	(20,898)

FINANCING ACTIVITIES
Proceeds from debt	-	-
Repayment of debt	(42,231)	(103,691)

Net cash used for financing activities	(43,231)	(103,691)

NET INCREASE (DECREASE) IN CASH	189	(125,051

CASH BALANCE BEGINNING OF PERIOD	52,569	177,620

CASH BALANCE END OF PERIOD	$52,758	$52,569

Supplemental Disclosures:
Interest	$1945,567	$269,245
Taxes	$-	$-
Non-cash Investing and Financing Activities:
Fair value of note receivable for purchasers of discontinued operations received on September 20,2011	$-	400,000
Conversion of accounts payable to fixed rate term note due Cardinal Health on March 31, 2010	$-	$305,729
Conversion of Series A Convertible Preferred Stock into Common Stock on July 5, 2010	$-	$8,000
Increase in note payable to Globank Corp. on December 31, 2011 in exchange for:
Satisfaction of accrued interest payable	$-	$322,727
Satisfaction of Renewal Fee (charged to debt discounts)	-	160,000
Satisfaction of attorney fees (charged to prepaid expenses)	-	5,000
Amount due from lender received January 24, 2011	-	50,000
Total	$-	$537,727

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to December 31, 2011 loan modification (charged to debt discounts)	$250,000	$250,000

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited and unreviewed with respect to year ended December 31, 2012)

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

(Unaudited and unreviewed with respect to year ended December 31, 2012)

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2012 and December 31, 2011.

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

(Unaudited and unreviewed with respect to year ended December 31, 2012)

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

(Unaudited and unreviewed with respect to year ended December 31, 2012)

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 38,140 for the year ended December 31, 2012 and $ 112,844 for the year ended December 31, 2011.

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

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2012 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company's consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company's financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

Certain other accounting pronouncements have been issued by FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE B – GOING CONCERN

At December 31, 2012, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789. From inception the Company has incurred an accumulated deficit of $8,527,203. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31,
	2012	2011
Ambulatory care	$68,277	$470,545
Infusions	230,459	451,756
Durable medical equipment	137,627	152,195
		-

Total	436,363	1,074,496

Allowance for doubtful accounts	(200,127)	(508,719)

Net	$236,235	$565,777

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2012	2011
Balance, beginning of year	$238,515	$508,719
Provision for doubtful accounts	199,941	306,000
Write offs	(238,329)	(576,204)

Balance, end of year	$200,127	$238,515

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2012	2011
Ambulatory care	$57,151	$50,236
Infusions	50,007	45,451
Durable medical equipment	38,719	23,922
Wholesale/International		600

Total	$142,877	$201,068

NOTE E – NON-COMPETE AGREEMENT

 Non-compete agreement consists of:

	December 31,
	2012	2011
Consideration to seller of Infusion and Ambulatory (and Company's chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(171,255)

Net	$-	$28,475

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE F – LONG-TERM DEBT

The Company’s debt is as follows:

	December 31,	December 31,
	2012	2011
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$695,727	$709727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	166,358	192,212

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28, 2013, secured by Company assets and guaranty of the Company’s Chief Executive Officer	74,572	-

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s Chief Executive Officer	354,595	-

	-	-

Total	1,291,252	901,939

Current portion of debt	337,265	183,422

Long – term debt	$953,987	$718,517

At December 31, 2012, the debt is due as follows:

Year ending December 31,
2013	$249,102
2014	1,042,150

Total	1,291,252
Less unamortized debt discounts	(410,000)
Net	$861,252

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE F – LONG-TERM DEBT (continued)

On December 31, 2011, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at December 31, 2012. All stock restrictions have been removed by the Company.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at December 31, 2012 and will be amortized over the term of the New Note and recognized as interest expense.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited and unreviewed with respect to year ended December 31, 2012)

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

The fair values of the financial instruments consisted of:

	December 31, 2012		December 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$75,869	3,593,460	$75869
Warrants	8,168,780	817	8,168,780	817

Total financial instruments	11,762,240	$76,587	11,762,240	$76,587

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE G –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (Continued)

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2012:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2010	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2010	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2010	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2010	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2010	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2011	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2011	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2011	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31, 2011	11,762,240	72,686
Revaluation charged to operations	-	35,395
Balance March 31, 2012	11,762,240	108,081
Revaluation charged to operations	-	41,375
Balance, June 30, 2012	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance September 30, 2012	11,762,240	119,621
Revaluation credited to operations	-	(5.817)
Balance, December 31, 2012	11,762,240	$113,804

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2012 and December 31, 2011, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT's Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of December 31, 2012 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at December 31, 2012 and December 31, 2011, respectively.

On October 12, 2012, the Board of Directors authorized the issuance of 1,100,000 shares of Series B Preferred Stock for later issue. The Series B Preferred Stock shall not be entitled to receive any dividends and shall have no liquidation preference and carries a par value of $.000001. There have been no share issued of the Series B Preferred Stock

NOTE I – ISSUANCE OF COMMON STOCK

On February 24, 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400 estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2011 and increased the common stock and additional paid-in capital by the same amount.

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

In January 2011, the Company issued a total of 42,000 shares to seven parties related to or affiliated with the Company’s chief financial officer for services rendered. The Company included the $1,470 estimated fair value of the shares at date of issuance in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2012 and increased common stock and additional paid-in capital by the same amount.

On August 17,2011, the Company issued a total of 29,104,240 shares of common stock valued at a price of $0.04 per share or $1,164,170 total for services rendered. 25,000,000 shares were issued to a corporation affiliated with the Company’s chief financial officer, 3,504,240 were issued to the Company’s chief executive officer, and a total of 600,000 shares were issued to six board members (100,000 shares each). The Company included the $1,164,170, estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2012 and increased common stock and additional paid-in capital by the same amount.

In October 2012. the company recognized the issuance of 6,860,000 shares of common stock valued at a price of $0.02 cents per share or $137,200 for consideration of services rendered and for acquisition costs relating to Palmetto Long Term Care (PLTC).

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2012 and 2011 follows:

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2010	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2011	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2012	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at December 31, 2012 and 2011 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at December 31, 2012 and December 31, 2011 are:

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

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Expected income tax expense (benefit) at 34%	$(386,429)	$(452,119)
Non-deductible stock-based compensation	343,782	396,318
Non-deductible expense (non taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	37,429	15,924
Change in valuation allowance	5218	39,877

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE K – INCOME TAXES (Continued)

The components of net deferred income tax assets are as follows:

	December 31, 2012	December 31, 2011

Allowance for doubtful accounts	$200,127	$270,204
Net operating loss carryforward	3,202,664	2,066,109
Total	3,402,791	2,336,313
Less valuation allowance	(3,402,791)	(2,336,313)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of December 31, 2012 will not be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

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

The following tables show the summarized financial information of the Company’s reportable segments at December 31, 2012 and 2011 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited and unreviewed with respect to year ended December 31, 2012

NOTE L – OPERATING SEGMENTS (Continued)

	Infusion	Provector /	Ambulatory
	- MIT	International	Care	DME	Combined
2012
Revenue	$2,129,292	$9,300	$798,110	$418,816	$3,355,518

Income (loss) from operations	(772,539)	(41,619)	(192,424)	(129,973)	(1,136,555)
Depreciation and amortization	29,997	-	-	-	29,997
Assets	612,171	-	118,284	173,347	903,802

2011
Revenue	$2,415,151	$200,000	$2,964,680	$353,374	$5,933,206
				(9,386)	315,128)
Income (loss) from operations	(2,344,080)	(333,623)	1,210,602	53,418	(1,413,683
Depreciation and amortization	33,330	-	-	-	33,330
Assets	907,834	-	426,008	101,553	1,435,375

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively). Rent expense for the years ended December 31, 2012 and 2009 was $116,722 and $ 111,300, respectively.

At December 31, 2012, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2012	$39,296
2013	30,000

Total	$69,296

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2011, March 31, 2010, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at December 31, 2012 is approximately $688,447(which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at December 31, 2012).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company. The $60,000 is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at December 31, 2012.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2012)

NOTE N – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company incurred consulting fees of $39,000 and $282,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

NOTE O – SUBSEQUENT EVENTS

On November 8, 2012, our Board of Directors approved, subject to receiving the approval of the stockholders of our common stock, the amendment to our Certificate of Incorporation to cause a recapitalization of the issued and outstanding common stock of the Company be converting 10 existing shares to 1 resultant share, but maintaining the number of authorized shares at 250,000,000. The company issued 35,845,200 shares to vendors and consultants prior to the recapitalization bringing total shares issued to 124,606,011. The recapitalization occurred on March 15, 2013.

On November 8, 2012, our Board of Directors approved a Series B Preferred Stock. The Shareholders by majority approved this establishment of Series B Preferred Stock.

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

During the fiscal years ended December 31, 2008 and 2007, and any subsequent period through June 24, 2009, (i) there were no disagreements between the Company and Drakeford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Drakeford would have caused Drakeford to make reference to the matter in its reports on the Company’s financial statements, and (ii) except as described below, Drakeford’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. Drakeford’s audit reports for the years ended December 31, 2007 and December 31, 2008 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the fiscal years ended December 31, 2008 and 2007 and through June 24, 2009, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

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

Item 9B.	Other Information

None.

Item 10.	Directors And Executive Officers Of The Registrant.

As of March 31, 2013 – our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY

William C. Parker	57	Co-President, Co-CEO, & Chairman of the Board of Directors

Walter H. C. Drakeford	69	Co-President, Co-CEO,Co-Chairman, CFO, Director

Arlene Wilhelm	56	Chief Operating Officer

Tommy J. Duncan	58	Director

Robert Rubin	71	Director

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

Tommy J. Duncan

Mr. Duncan became a member of the Board of Directors of MIT in May 2007, and joined the board of directors of Medical Infusion Group in September 2006. Mr. Duncan is employed with Southeast Vending, LLC, where he has been President since 2001, and he is its sole member. He has been President of Southeast Lumber and Construction, Inc. since 2001, and Secretary and Treasurer of both Custom Locators, Inc. and Auto Locators, Inc., since 2000 and 2004, respectively. Mr. Duncan maintains controlling interests in each entity. Since 2005, Mr. Duncan has been a member of the Board of Directors of CNB BanCorp, Inc., the holding company for Citizens National Bank, a national commercial bank based in Windsor Virginia. Mr. Duncan graduated from the University of Georgia in 1976 with a BBA in Accounting. The Board believes that Mr. Duncan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Duncan is not a member of the Board of any other public company or any investment company, nor has he been a member of the boards of directors of such companies for the past five years except for CNB BanCorp, Inc.

Robert Rubin

Robert Rubin became a member of the Board of Directors in April 2007. He has served as the Chairman of the Board of Directors of Solar Thin Films, Inc. f/k/a American United Global Inc, since May 1991, and was the Chief Executive Officer from May 1991 to January 1, 1994. Between October 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of the company and its subsidiaries; from January 1, 1994 to January 19, 1996, he served only as Chairman of the Board of the company and its subsidiaries. From January 19, 1996 to the present, Mr. Rubin served as Chairman of the Board, President and Chief Executive Officer. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. (“SCI”) from its inception in 1976 until May 1986, when the business was sold to Olsten Corporation (NYSE). Mr. Rubin continued as a director of SCI until the latter part of 1987. Mr. Rubin is also a Director of Western Power and Equipment Corp. Mr. Rubin was a director of Med-Emerg, Inc., a publicly held Canadian management company for hospital emergency rooms and outpatient facilities until November 2001. Mr. Rubin was also a director of StyleSite Marketing, Inc., which liquidated its assets for the benefit of secured creditors in January 2000. The Board believes that Mr. Rubin has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in the medical industry, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Rubin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years except for Solar Thin Films, Inc.

Brinson Clements

Mr. Clements resigned from the Company on October 23, 2012 in order to pursue other opportunities.

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
2.	Mr. Tommy J. Duncan, Director - no Form 3 or 5 is on file
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

The following table and discussion sets forth information with respect to all compensation earned by or paid by us to our President and Chief Executive Officer, William Parker, our Chief Financial Officer, Walter Drakeford (John Sabia through_August 16, 2010) and our most highly compensated executive officers other than the CEO and CFO, for all services rendered in all capacities to us for each of the last two (2) fiscal years. No disclosure has been made for any executive officer whose total annual salary and bonus does not exceed $100,000.

				Stock	Options	Non- equity incentive plan compen	Change in pension value and nonqualified deferred compensation	ALL OTHER
Name and		Salary	Bonus	Awards	Awards	sation	earnings	COMPENSATION	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William C. Parker CEO & President	2012 2011 2010 2009 2008	9,678 151,125 231,750 175,807 230,029	— — —	— — —	— — —	— — —	— — —	19,850 67,404 67,282 81,408 91,130	29,528 219,532 296,448 325,208 321,159
Walter Drakeford	2012 2011	9,000 155,150	—	—	—	—	—	19,850	28,850 155,150
Arlene Wilhelm COO	2012 2011 2010 2009	25,115 163,328 146,016 149,345	— — —	— — —	— — —	— — —	— — —	70,615 — 24,586 27,240	95,730 163,328 170,602 162,844
Brinson Clements VP – Admin.	2012 2011 2010 2009 2008	5,107 130,795 132,260 132,800 130,730	— — —	— — —	— — —	— — —	— — —	107,093 — —	112,200 130,795 132,260 132,800 130,730

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

Equity Incentive Plan

On June 7, 2007 the Board of Directors approved the 2007 Stock Incentive Plan (the “Plan”) covering 5,000,000 shares. The shareholders subsequently approved the Plan. The shares underlying the Plan are restricted. The Plan is identical to MIT’s 2006 Stock Incentive (which was adopted by which was adopted by Medical Infusion Group (the former MIT Holding Inc.) prior to the Merger) in all material respects, other than that the 2006 Stock Incentive Plan covers 7,000,000 shares. All awards under the 2006 Stock Incentive Plan were exchanged for awards under the Plan effective upon the Company’s May 2, 2007 merger with Medical Infusion Group, Inc.

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the company’s shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee administers the Plan.

The Plan provides for the granting of non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), restricted stock and restricted stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our common stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Compensation Committee of the company, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the plan.

Our Compensation Committee has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan’s administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Compensation Committee.

Stock Options. Options granted under the plan may be “incentive stock options,” as defined in Section 422 of the Code, or “nonqualified stock options” which are stock options that do not qualify as incentive stock options. An incentive stock option must expire within ten years from the date it is granted (five years in the case of options granted to holders of more than 10% of the total combined voting power of all classes of our stock and the stock of our subsidiaries). The exercise price of an incentive stock option, qualified or non-qualified, must be at least equal to 120% of the fair market value on the date such incentive stock option is granted. Subject to such restrictions as the Compensation Committee may impose, the exercise price of options granted under the plan may be paid (i) in cash or its equivalent, (ii) by delivery, or attesting to the ownership, of previously-acquired shares of our common stock, (iii) pursuant to a cashless exercise program, (iv) by such other methods as the compensation committee may permit or (v) by any combination of (i), (ii), (iii) and (iv). As of the date of this prospectus, no non-qualified stock options had been granted under the plan.

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

Except as otherwise provided in a participant’s award agreement, upon the occurrence of a change in control of the company, all outstanding stock options and SARs become immediately exercisable, any restriction imposed on restricted stock, restricted stock units, performance shares or other awards will lapse, and any performance shares or other awards with performance-related vesting conditions will be deemed earned at the target level (or if no target level is specified, the maximum level). Unless a participant’s award agreement provides otherwise, if a participant’s employment or service terminates following a change in control, any of the participant’s stock options or SARs that were outstanding on the date of the change in control and that were vested as of the date of termination of employment or service will remain exercisable for a period ending not before the earlier of the first anniversary of the termination of the participant’s employment or service or the expiration of the stated term of the award.

The Plan may be amended, suspended or terminated at any time by our board of directors, provided that no amendment that requires shareholder approval in order for the plan to comply with any applicable stock exchange listing standards or securities laws will be effective unless the requisite shareholder approval is obtained, and no amendment or termination may be made without approval of a participant to the extent the amendment or termination materially adversely affects the participant’s outstanding awards.

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

The table below shows the amount of our common stock beneficially owned as of March 12, 2013 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock. As of March 12, 2013 there were 124,606,011 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)
William C. Parker	25,100,000	30.84
Arlene Wilhelm	1,442,500	1.77
Brinson Clements (1)	300,000	*
Tommy J. Duncan (1)(2)	483,158	*
Robert Rubin (1)(2)(3)	483,158	*
Meyers Associates, LP (4)	3,475,000	4.27
Walter H.C. Drakeford	100,000	*
All Executive Officers and Directors as a Group (8 persons)(3)	29,941,316	36.78

*	Less than 1%

(1)	Includes options to purchase 100,000 shares of common stock of MIT, which options vested on May 2, 2008 provided the director remains a director of the company.

(2)	20,000 shares were issued on May 2, 2007 to each of Messrs. Duncan, Rubin and Bagwell as outside directors of the Company. The shares vested on May 2, 2008.

(3)	Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(4)	Includes 935,000 shares of common stock and an option to purchase up to 635 units, each unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 2,000 shares of common stock, at a purchase price of $1,000 per unit. Meyers Associates L.P. disclaims beneficial ownership of 980,000 shares of common stock owned by Bruce Meyers, an affiliate of Meyers Associates L.P.

(5)	The Board of Directors met two times in 2012 and not all members were present. The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 1, 2008, MIT borrowed $500,000 from Globank, Inc. The loan bore interest at the rate of 6% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan was for 24 months. The loan matured in August, 2010 and was replaced with a new loan bearing an interest rate of 14.9% with interest payable monthly plus $1,000 toward principal and is for a 3 year term ending December 31, 2013.

Director Independence

Each of Messrs. Rubin and Duncan is an independent director and together they do not constitute a majority of the Board of Directors. Neither they nor their affiliates have taken any positions inside the company except for being the independent directors, and are thus considered as independent

Audit Committee and Financial Experts

Our audit committee consists of Mr. Duncan and Mr. Rubin, who are independent member of our Board of Directors The functions of our audit committee include things such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independent registered public accounting firm’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Code of Ethics

MIT has not yet adopted a code of ethics. The company is reviewing a code of ethics as part of its reorganization following the Shareholder’s Meeting in June, 2013. The code of ethics will be reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Meetings of the Board of Directors and Committees

The Board of Directors met two times in 2012 and not all members were present. The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2012, the Company paid $28,000 for audit fees and no other accounting fees by the principal accountant for the audit. For 2011, the Company paid $22,000 for audit fees and no other accounting fees by the principal accountant for the audit. The principal accountant was not paid any fees for other services in 2010 or 2009. The audit committee approved the engagement of the independent accountant for all services rendered in 2010.

Item 15.	EXHIBITS.

EXHIBITS

Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT’s 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
10.13	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.14	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.15	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.16	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.17	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008
10.18	Amended and Restated Promissory Note dated as of December 31, 2010
10.19	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of December 31, 2010
10.20	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp dated as December 31, 2010
10.21	Loan and Security Agreement between Mit Holding, Inc, Medicsl Infusion Technologies, Inc. Medical Infusiion Technologies Ambulatory Care Center, LLC and MIT Ambulatory Care Center, Inc in favor of Globank Corp, dated as of December 31, 2010 .
10.22	Guaranty of William C. Parker in favor of Globank Corp. dated as of December 31, 2010
10.23	Guaranty of MIT Ambulatory Care Center, Inc in favor of Globank Corp dated as of December 31, 2010
10.24	License agreement between the Company and Vivakor Inc. dated as of October 13, 2010 (4)
10.25	Stock purchase agreements between MITRX Corporation and Direct Home Pharmacy, Inc. and Palmetto Long Term Care Pharmacy, LLC dated January 14, 2011 (5) dated February 4, 2011

21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ William C. Parker
William C. Parker, Chief Executive Officer

Date: April 16, 2013

Signature	Title	Date

/s/ William C. Parker	Co President, Co Chief Executive Officer,	April 16, 2013
William C. Parker	Chairman & Director

/s Walter H. C. Drakeford	Co President, Co Chief Executive Officer,	April 16, 2013
Walter H. C. Drakeford	Chief Financial Officer, Director

/s/ Tommy Duncan	Director	April 16, 2013
Tommy Duncan

