Form 10-Q
period 2013-03-31
MIT Holding, Inc.
filed 2013-05-29
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3420795
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer ID No)

351 Commercial Avenue, Suite B, Savannah, GA 31406

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

The number of shares of common stock, no par value per share, outstanding as of May 21, 2013 was 12,460,601.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2013

INDEX

2

Item 1. Financial Statements.

3

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,339	$52,758
Accounts receivable, net of allowance for doubtful accounts of $200,128 and $200,477, respectively	248,915	236,235
Inventories	150,745	142,878
Employee advances	1,430	1,430
Prepaid expenses and other current assets	47,192	47,192

Total current assets	504,621	580,493

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $129,673 and $129,673, respectively	27,256	27,256

OTHER ASSETS
Note receivable from purchaser of discontinued operations	327,970	296,053

Total other assets	327,970	296,053

TOTAL ASSETS	$859,847	$903,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,059,599	$2,754,067
Current portion of long-term debt	314,033	337,265

Total current liabilities	3,373,632	3,091,332

Long-term debt	953,988	953,988
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.67 and 179.67 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,734,571	4,315,069

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (included in liabilities)		-

Series B Preferred stock, $0.000001 par value 1,100,000 shares authorized. 0 shares outstanding at March 31, 2003 (See Note Q)
Common stock, $0.000001 par value; 250,000,000 shares authorized, 12,460,601 and 88,290,811 shares issued and outstanding and to be issued at March 31, 2013 and December 31, 2012, respectively	123	88
Additional paid-in capital	7,689,667	7,582,166
Accumulated deficit	(11,564,514)	(10,993,521)

Total stockholders’ deficiency	(3,874,724)	(3,411,267)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$859,847	$903,802

The accompanying notes are an integral part of these statement.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

UNAUDITED AND UNREVIEWED

	March 31, 2013	March 31, 2012

Revenue

Sales and services rendered	$433,063	$1,205,515

Cost of medical supplies	240,689	563,245

Gross profit	192,374	642,270

Operating Expenses
Salaries and payroll cost	195,415	343,143
Selling, general and administrative	366,239	357,891
Provision for doubtful accounts	-	-
Depreciation and amortization	-	9,999

Total operating expenses	561,654	711,033

Income (loss) from operations	(369,280)	(68,763)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	(37,429)
Interest expense	(64,510)	(61,826)

Income (loss) before provision for income taxes	(433,790)	(168,020)

Provision for income taxes	-	-

Net income (loss)	(433,790)	(168,020)

Increase in cumulative dividends payable on Series A Preferred Stock	-	26,950

Net income (loss) attributable to common stockholders	$(433,790)	$(194,970)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	81,400,811

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional		Total
	Common Stock, $0.000001 par value		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010	52,254,571	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011	42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011	-	-		(1,329,763)	(1,329,763)

Issuance of common stock for services in third quarter 2011	29,104,240	29	1,164,141	-	1,164,170

Balance at December 31, 2011	81,400,811	81	7,444,973	(9,856,966)	(2,411,912)

Issuance of common stock for services in third quarter 2012	6,860,000	7	137,193	-	137,193

loss for the year ended Net December 31, 2012	-	-		(1,136,555)	(1,136,555)

Balance at December 31, 2012	88,260,811	88	7,582,186	(10,993,521)	(3,411,267)

Issue of stock for services in first quarter 2013	35,845,200	35	107,501		107,536

Net loss for the three months ended March 31, 2013	-	-		(433,791)	(433,791)

Adjustment of common stock for stock split in first quarter 2013	(112,145,410)

Balance at March 31, 2013	12,460,601	$123	$7,689,667	$(11,427,312)	$(3,737,622)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

UNAUDITED AND UNREVIEWED

	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income (loss)	$(433,791)	$(168,120)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	37,429
Depreciation and amortization	-	9,999
Changes in operating assets and liabilities:
Accounts receivable	(12,680)	22,532)
Inventories	(5,846)	(41,754)
Prepaid expenses and other current assets	-	-
Employee advances	-	-
Accounts payable and accrued expenses	381,594	175,484
Net cash provided by operating activities	(70,723)	35,571
INVESTING ACTIVITIES
Capital expenditures

Net cash used for investing activities

FINANCING ACTIVITIES
Issuance of common stock for services	107,535	-
Repayment of debt	(33,231)	(5,795)

Net cash used for financing activities	74,304	(5,795)

NET INCREASE (DECREASE) IN CASH	3,581	29,775)

CASH BALANCE BEGINNING OF PERIOD	52,757	52,568

CASH BALANCE END OF PERIOD	$56,339	$82,344

Supplemental Disclosures:
Interest	$64,510	$61,827
Taxes	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations / Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries, MIT distributes wholesale pharmaceuticals, administers intravenous infusions, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

Effective January 21, 2011, MITRX Corporation (“MITRX”) (a wholly owned subsidiary incorporated in South Carolina on December 30, 2010) acquired the equity interests National Direct Home Pharmacy, Inc. (“NDHP”), operator of a mail order pharmacy, and Palmetto Long Term Care Pharmacy, LLC (“PLTC”), operator of a long term care pharmacy. Both entities operate from Columbia, South Carolina. On September 20, 2011, MITRx Corporation sold Palmetto Long Term Care Pharmacy, Inc. to Pharmco Inc and also sold National Direct Home Pharmacy, Inc to TDT Investments Inc. Pharmco Inc executed a promissory note payable to MITRx Corporation in the amount of $4,000,000.

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

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MIT Holding, Inc and it’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2013 and December 31, 2012.

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

March 31, 2013

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

March 31, 2013

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 405 for the year ended March 31, 2013 and $ 14,962 for the year ended December 31, 2012.

12.	Income Taxes

Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements by applying enacted statutory tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended March 31, 2013 and 2012, diluted weighted average number of common shares outstanding exclude 3,593,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued an update to ASC 820. This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s financial statements.

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

NOTE B – GOING CONCERN

At March 31, 2013, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789. From inception the Company has incurred an accumulated deficit of $8,527,203. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE C – RESERVED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,
	2013	2012
Ambulatory care	$73,835	$338,361
Infusions	242,156	433,532

Durable medical equipment	133,051	130,761

Total	449,042	902,654

Allowance for doubtful accounts	(200,127)	(166,506)

Net	$248,915	$736,148

The allowance for doubtful accounts changed as follows:

	Year Ended March 31,
	2013	2012
Balance, beginning of year	$200,1274	$238,515
Provision for doubtful accounts	-	-
Write-offs		(72,009)

Balance, end of year	$200,127	$166,506

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	March 31,
	2013	2012
Ambulatory care	$45,223	$56,477
Infusions	75,373	80,682
Durable medical equipment	30,149	24,205
MITRx	-	-

Total	$150,745	$161,364

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	March 31,
	2013	2012
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(181,254)

Net	$-	$18,746

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt is as follows:

	March 31, 2013	March 31, 2012
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2011(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Chief Financial Officer, Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$717,222	$708,727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	146,242	187,416

Smith Medical installment loan, interest at 12% due in monthly installments of principal and interest of $5,212 through December 28, 2013, secured by guaranty of the Company’s Chief Executive Officer	49,962	-

Metro Medical installment loan, interest at 1% due in monthly installments of principal and interest of $20,000 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	354,595	-

Total	1,268,021	896,143

Current portion of debt	314,033	182,422

Long – term debt	$953,988	$713,721

At March 31, 2013, the debt is due as follows:

Year ending December 31,
2013	231,831

2014	1,036,190
Total	1,268,021
Less unamortized debt discounts	(410,000)
Net	$858,021

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT (continued)

On December 31, 2010, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014, and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011) (the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at March 31, 2013.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at March 31, 2013 and will be amortized over the term of the New Note and recognized as interest expense.

The Company has released all restrictions on the shares which Globank Corp. is holding, direct or indirect, for partial payment of interest due at the market price of $.03 cents per share after the 10:1 reverse split.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

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

The characteristics which require classification of the Series A Preferred Stock and warrants as liabilities are the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sells, grants, or issues any non-excluded shares, options, warrants, or any convertible instrument at a price below the $0.50 current conversion price of the Series A Preferred Stock. As a result, the Company re-measures the fair values of these financial instruments each quarter, adjusts the liability balances, and reflects changes in operations as “income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values”.

The fair values of the financial instruments consisted of:

	March 31, 2013		December 31, 2012
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE H	–	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2013:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2011	11,762,240	72,686,
Revaluation credited to operations	-	35,395
Balance, March 31, 2012	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2013 and December 31, 2012, there are 179.7 and 179.7 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 200 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 179.7 shares issued and outstanding as of March 31, 2013 (December 31,2012: $1,896,730 for the 179.7 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE I – PREFERRED STOCK (Continued)

As part of its private placement of the Units (including the Series A Preferred Stock) which closed May 31, 2007, the Company granted a financial advisor a five-year option to purchase up to 63.5 units (comprised of 63.5 shares of Series A Preferred Stock and warrants to purchase up to 1,270,000 shares of common stock at an exercise price of $0.75 per share to August 13, 2012) at a price of $1,000 per Unit.

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at March 31, 2013 and December 31, 2012 respectively.

Series B preferred stock was authorized by the board during the quarter ended March 31, 2013. Par Valued is $0.000001, 1,100,000 shares were authorized and none issued during this period. See Note O.

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

On February 24, 2010, the Board of Directors authorized the issuance of a total of 320,000 shares of common stock to Board Members and key employees valued at a price of $0.04 per share, or $12,400 total. The Company included the $12,400 estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended March 31, 2013 and increased the common stock and additional paid-in capital by the same amount.

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

On March 15, 2013 the company announced a reverse stock split wherein for each 10 shares of common stock owned, 1 share of stock would be issued. This reduced the number of shares outstanding from 124,606,011 to 12,460,601.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2012 and 2011 follows:

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2011	60,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2012	60,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2012	60,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at March 31, 2013 and 2012 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	60,000	60,000	$0.50	May 2, 2012

Totals	60,000	60,000

Common stock purchase warrants outstanding at March 31, 2013 and March 31, 2012 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,168,780	$0.75	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012

Total:	8,418,780

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	3 Months Ended	3 Months Ended
	March 31, 2013	March 31, 2012

Expected income tax expense (benefit) at 34%	$147,849	$26,803
Non-deductible stock-based compensation	107,535	4,216
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values		(32,768)
Change in valuation allowance	(255,384)	1,749

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2013	March 31, 2012

Allowance for doubtful accounts	$200,127	$166,506
Net operating loss carry forward	2,314,594	1,178,039
Total	2,514,721	1,351,003
Less valuation allowance	(2,514,721)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carry forwards and other timing differences of approximately $3,973,539 as of March 31, 2013 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carry forward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

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

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only. On April 1, 2012, MITPROV Corp. sold a 50% interest in MITPROV Corp. to DFGM Enterprises, LLC.

“DME” carries a variety of durable medical equipment and supplies.

MITRX Corporation is a specialty pharmacy that MIT acquired the operations of on January 21, 2011 that consists of Palmetto Long Term Care Pharmacy which provides prescriptions to long term care patients in skilled nursing facilities and long term care facilities. On September 20, 2011, MITRx Corporation sold Palmetto Long Term Care Pharmacy, Inc. to Pharmco, Inc and also sold National Direct Home Pharmacy, Inc to TDT Investments, Inc. Pharmco, Inc executed a promissory note payable to MITRx Corporation in the amount of $4,000,000.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE M – OPERATING SEGMENTS (Continued)

The following tables show the summarized financial information of the Company’s reportable segments at March 31, 2013 and 2012 and for the years then ended:

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory
	- MIT	Provector	Care	DME	MITRX	Combined
2013
Revenue	$258,005	$-	$59,217	$115,841	$-	$433,063
Income (loss) from operations	(417,527)	(11,362)	3,085	(7,987)		(433,791)
Depreciation and amortization	-	-	-	-	-	-
Assets	$677,652	$-	63,958	$118,236	-	$859,846

2012
Revenue	$741.523	$-	$366,020	$97,972	$-	$1,205,515
Income (loss) from operations	62,301	(118,040)	(30,728)	(17,704)		(68,764)
Depreciation and amortization	9,999	-	-	-	-	9,999
Assets	$1,011,104	$-	$332,369	$130,845	-	$1,474,372

NOTE N – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2011, the Company is obligated to pay its chief executive officer a salary of $250,000 per year.

Pursuant to an Employment Agreement with the Company’s chief operating officer effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its chief operating officer a salary of approximately $117,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $625,000 exceeds the sum of (i) the market value of the remainder of the 312,500 unsold shares issued to her on June 7, 2007 and (ii) the proceeds, if any, received by her from the sale of any of the 312,500 shares. As part of the agreement, the Company’s chief operating officer has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company. The agreement has been verbally extended and amended to defer the $625,000 common stock market value contingent liability of the Company until 2012.

Pursuant to an Employment Agreement with the Company’s pharmacist in charge effective May 10, 2005, as amended March 14, 2006, April 1, 2006, December 20, 2006, and June 7, 2007, the Company is obligated to pay its pharmacist in charge a salary of approximately $40,000 per year through May 10, 2010 and, on May 10, 2010, cash or common stock, at the option of the Company, equal to the amount (if any) by which $500,000 exceeds the sum of (i) the market value of the remainder of the 250,000 unsold shares issued to him on June 7, 2007 and (ii) the proceeds, if any, received by him from the sale of any of the 250,000 shares. As part of the agreement, the pharmacist in charge has agreed not to compete with the Company for a period of three years after the sales of any shares of the Company. The agreement has been verbally extended and amended to defer the $500,000 common stock market value contingent liability of the Company until 2012 with no further extensions.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively). Rent expense for the period ended March 31, 2013 and 2012 was $10,048 and $ 16,678, respectively.

At March 31, 2013, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2013	30,000

Total	$30,000

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2009, March 31, 2012, June 30, 2011, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at March 31, 2013 is approximately $794,450 (which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at March 31, 2013).

In October 2010, we retained the accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. Drakeford and Drakeford has disbursed the $60,000 to the Federal and State agencies on behalf of the Company.

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

March 31, 2013

UNAUDITED AND UNREVIEWED

NOTE O – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company incurred consulting fees of $282,000 and $83,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

NOTE P – SUBSEQUENT EVENTS

The company issued 1.1 million of its Series B preferred stock, in exchange of debt cancellation of $80,000 due two long-term creditors of the company. The shares were issued under the Rule 4(2) exemption from registration and bear a restrictive legend.

There are no additional subsequent events to report.

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

Overview

Through its subsidiaries, MIT distributes wholesale drugs, prepares intravenous medication for home infusion by the patient, operates ambulatory centers where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in Savannah. Our distribution of wholesale drugs has historically accounted for the majority of our revenues, although this was not the case in the quarter ended March 31, 2012, and is not anticipated to be a significant area of growth on the immediate future.

MIT in 2008 expended substantial effort to obtain approvals and certification for ProVector™, a proprietary product developed by Dr. Thomas M. Kollars, Jr. (“Dr. Kollars”) in connection with Georgia Southern University Research & Services Foundation, Inc (“GSURSF”). This product could potentially eradicate the spread of certain mosquito-borne infectious diseases including malaria, dengue fever and West Nile virus. MIT intends to market ProVector™ through Mitprov Corp, its international distribution channels to developing nations. On April 1, 2012, MITPROV Corp. sold a 50% interest in MITPROV Corp. to DFGM Enterprises, LLC.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Results of Operations

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012.

Revenues

Consolidated revenues for the quarter ended March 31, 2013 were $433,063 as compared to $1,205,515 for the quarter ended March 31, 2012, representing an decrease of $772,452 or 64.1%. The decrease in sales and all expense categories is due to the decrease in activity at all operating locations for the three months ended March 31, 2013. Consolidated cost of sales for the quarter ended March 31, 2013 were $240,689 or 55.6% of sales as compared to cost of sales for the quarter ended March 31, 2012 of 563,245 or 46.7% of sales. This resulted in a gross profit for this quarter of $642,270 or 53.3% as compared to gross profit for the same quarter in 2012 of $642,270 or 53.3%. Decreases in Ambulatory revenue was due to decreased referrals and reimbursement rates due to changes in Health Care Laws. Decreases in revenue in the Home Infusion and Durable Medical Equipment divisions were realized creating minor offsets. The decrease in the costs of goods sold for the quarter was due to decreased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the pay or continue to keep our overall costs low.

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-“MIT”
●	MIT Wholesale-“Wholesale”
●	Medical Infusion Tech, DME-“DME”
●	MIT Ambulatory Care Center-“Ambulatory Care”

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

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,

	Medical
	Infusion	International/	Ambulatory
	- MIT	Provector	Care	DME	MITRX	Combined
2013
Revenue	$258,005	$-	$59,217	$115,841	$-	$433,063
Income (loss) from operations	(417,527)	(11,362)	3,085	(7,987)		(433,791)
Depreciation and amortization	-	-	-	-	-	-
Assets	$677,652	$-	63,958	$118,236	-	$859,846

2012
Revenue	$741.523	$-	$366,020	$97,972	$-	$1,205,515
Income (loss) from operations	62,301	(118,040)	(30,728)	(17,704)		(68,764)
Depreciation and amortization	9,999	-	-	-	-	9,999
Assets	$1,011,104	$-	$332,369	$130,845	-	$1,474,372

Operating Expenses

Total operating expenses decreased $157,367, or 21.9% to $561,654 for the quarter ended March 31, 2013, from $719,021 for the same period in 2012. The decrease in operating expense is attributable to the decrease in personnel costs. The major components of operating expense exclusive of discontinued operations include:

●	Salaries and payroll related costs decreased from $343,153 to $195,415. for the first quarter of 2013 or a reduction of 43.1% over the quarter ended March 31, 2012. The decrease was due primarily to changes in personnel in various departments that reduced costs while maintaining the quality of services performed.

●	Selling, general and administrative expenses increased $371 or .1% to $366,240 for the quarter ended March 31, 2013 as compared to $365,868 for the same period in 2012. The company has been able to maintain spending levels at a modest rate with decreasing revenues and margins. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Other payroll and benefits costs were $19,080; consulting fees for the quarter were $126,861; account and legal expense was $99,450; rent expense was $10,047; office expense was $8,598 telephone expenses were $8,558. Additional expenses included utilities expense of $9,322; auto expense of $5,919 and banking fees and expenses of $7,229.

●	Depreciation and amortization was $0 for the quarter ended March 31, 2013 as compared to $9,999 for the same period in 2012.

Income from Operations

Income from operations decreased ($292,533), or (381.2%), from $(76,747) in 2012 to ($369,280) in 2013. The decrease was attributable to the $449,900 decrease in gross profit resulting from lower revenues and the $ 157,367 decrease in operating expenses discussed above.

Net income (Loss)

Net income (loss) decreased $257,787 from net loss of ($176,003 in 2012) to a net loss of ($433,790) in 2013. The decrease is attributable to decrease in the revenues 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $56,338 as compared to $82,344 at March 31, 2012. As of March 31, 2013 we had a working capital deficit of ($2,869,011). For the three months ended March 31, 2013, net cash used by operating activities aggregated ($72,038) as compared to cash used by operating activities of ($1,210) for the three months ended March 31, 2012. Cash used by financing activities was $5,795 which was used to reduce creditor balances. As of March 31, 2013, we had cash of $56,339 as compared to a cash balance of $52,758 as of December 31, 2012.

As of March 31, 2013, we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 14.9% per annum. The term loan from Globank, Inc. matures on January 31, 2014.

On December 31, 2010, the Company entered into the New Loan with Globank to modify the original agreement and original note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014, and the interest rate was reduced from 60% to 14.9% per annum.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2013, we were not engaged in any litigation.

Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, William C. Parker, and Principal Financial Officer, Walter H. C. Drakeford, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: May 29, 2013	By:	/s/ William C Parker
William C. Parker, co Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, co Chief Executive Officer and
the Principal Financial Officer
(principal financial officer)

