Form 10-Q
period 2013-06-30
MIT Holding, Inc.
filed 2013-08-19
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3420795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

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

The number of shares of common stock, no par value per share, outstanding as of August 10, 2013 was 28,910,601.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2013

INDEX

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$47,920	$52,758
Accounts receivable, net of allowance for doubtful accounts of $200,128 and $200,128 respectively	254,794	236,235
Inventories	201,047	142,878
Employee advances	-	1,430
Prepaid expenses and other current assets	47,192	47,192

Total current assets	550,953	480,493

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,338 and $126,373, respectively	27,256	27,256

OTHER ASSETS
Investment in subsidiary and related contracts	329,222	396,053
Non-compete agreement, net of accumulated amortization of $200,000 and $200,000, respectively	-	-

Total other assets	329,222	396,053

TOTAL ASSETS	$907,431	$903,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,125,935	$2,754,067
Current portion of debt	296,159	337,265

Total current liabilities	3,422,094	3,091,331

LONG-TERM DEBT	953,988	953,988

Common stock subject to mandatory redemption 5,000,000 shares issued 2nd quarter 2012	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (179.67 and 179.67 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,783,033	4,315,069
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67		-

Series B preferred stock $.000001 par value, 1,100,000 shares authorized, 1,100,000 and 1,100,000 issued and outstanding at June 30, 2013 and December 31, 2012	1

Common stock, $0.000001 par value; 250,000,000 shares authorized, 28,910,601 and 81,400,811 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	140	88
Additional paid-in capital	8,264,650	7,582,166
Accumulated deficit	(12,003,190)	(10,993,521)

Total stockholders’ (deficiency)	(3,738,401)	(3,411,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$907,431	$903,802

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013		June 30, 2012

Revenue

Sales and services rendered		$922,404	$2,135,586

Cost of medical supplies		438,560	1,038,735

Gross profit		483,844	1,096,851

Operating Expenses
Salaries and payroll cost		332,347	550,542
Selling, general and administrative		863,834	888,301
Provision for doubtful accounts
Depreciation and amortization			19,998

Total operating expenses		1,196,181	1,458,841

Income (loss) from operations		(712,337)	(361,990)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		-	(37,429)
Interest expense		(297,332)	(113,371)
Total other income (expense)		(297,332)	(150,800)

Income (loss) before provision for income taxes		(1,009,669)	(512,790)

Provision for income taxes		-	-

Net income (loss)		(1,009,669)	(512,790)

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009 - Note O)			(25,655)

Net income (loss) attributable to common stockholders		$(1,009,669)	$(538,445)

Net income (loss) per common share:
Basic and diluted	$		$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted		81,400,811	81,400,811

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013	June 30, 2012

Revenue

Sales and services rendered	$489,341	$930,071

Cost of medical supplies	197,871	475,490

Gross profit	291,470	454,581

Operating Expenses
Salaries and payroll cost	136,932	207,399
Selling, general and administrative	498,595	530,410
Provision for doubtful accounts	-	-
Depreciation and amortization	-	10,000

Total operating expenses	635,527	747,809

Income (loss) from operations	(344,057)	(293,228

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		-
Interest expense	(228,821)	(51,544)
Total other income (expense)	(228,821)	(51,444)

Income (loss) before provision for income taxes	(572,878)	(344,772

Provision for income taxes	-	-

Net income (loss)	(572,878)	(336,676

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009 - Note O)	-	(26,950)

Net income (loss) attributable to common stockholders	$(572,878)	$(371,722)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	81,400,811	81,400,811

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Series B Preferred Stock $0.000001 par value		Common Stock, $0.000001 par value		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010			52,254,571	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011			42,000	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011			29,104,240	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011			-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011			81,400,811	81	7,444,973	(9,856,966)	(2,411,912)

Issuance of common stock for services in third quarter of 2012			6,860,000	7	137,193		137,193

Net loss for the twelve months ended December 31, 2012			-	-		(1,136,555)	(1,136,555)

Balance at December 31, 2012			88,260,811	88	7,582,166	(10,993,521)	(3,411,267)

Issuance of common stock for services in first quarter of 2013			35,845,200	35	107,501		107,536

Adjustment of common stock for reverse split in second quarter of 2013			(111,695,410)	-	-	-	-

Issuance of Series B Preferred stock for services in second quarter of 2013	1,100,000	1			79,999		80,000

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the six months ended June 30, 2013			-	-		(1,009,669)	(1,009,669)

Balance at June 30, 2013	1,100,000	1	28,910,601	$139	$8,264,650	$(12,003,190)	$(3,738,401)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income (loss)	$(1,009,669)	$(512,789)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)		(37,434)
Depreciation and amortization		19,998
Issuance of common stock for services		-
Changes in operating assets and liabilities:
Receivables	(18,599)	294,320
Inventories	(55,998)	(44,416)
Prepaid expenses	-	(7,506)
Employee advances	1,430	-
Accounts payable and accrued expenses	481,196	(165,459

Cash provided by operating activities	(654,205)	(453,286

INVESTING ACTIVITIES
Issue of Notes Payable for Trade Payables	(33,168)	461,906
Capital expenditures	-	-

Cash used for investing activities	(33,168)	461,906)

FINANCING ACTIVITIES
Issuance of stock for	682,536
Repayment of debt	(52,606)	(34,569)

Cash used for financing activities	629,930	(34,569)

NET INCREASE (DECREASE) IN CASH	(57,443)	(34,612)

CASH BALANCE BEGINNING OF PERIOD	52,757	52,569

CASH BALANCE END OF PERIOD	$47,920	$17,957

Supplemental Disclosures:
Interest paid	$297,332	$113,371
Taxes paid	$-	$-

Non-cash Financing Activities:
	$-	$-
	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

At June 30, 2013, the Company had negative working capital of $2,037,579. From inception, the Company has incurred an accumulated deficit of $12,003,190. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three months and six months ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2013 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

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

June 30, 2013

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of June 30, 2013.

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

June 30, 2013

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

June 30, 2013

(UNAUDITED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $900 for the six months ended June 30, 2013 and $6,129 for the six months ended June 30, 2012.

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

For the six months ended June 30, 2013 and 2012, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consists of

	June 30, 2013	December 31, 2012
Ambulatory care	$62,714	$68,277
Infusions	209,003	230,459
Durable medical equipment	183,205	137,627
Wholesale	-	-

Total	454,922	436,363

Allowance for doubtful accounts	(200,128)	(200,128)

Net	$254,794	$236,235

The allowance for doubtful accounts changed as follows:

	Six months ended June 30, 2013	Twelve months ended December 31, 2012
Balance, beginning of year	$200,128	$200,128
Provision for doubtful accounts	-	-
Write offs	-	-

Balance, end of period	$200,128	$200,128

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE E – INVENTORIES

Inventories consist of:

	June 30, 2013	December 31, 2012
Ambulatory care	$28,147	$57,151
Infusions	82,429	50,007
Durable medical equipment	90,471	38,719

Total	$201,047	$142,877

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	June 30, 2013	December 31, 2012
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Total	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE G – DEBT

The Company’s debt is as follows:

	June 30, 2013	December 31, 2012
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$705,727	$695,727

Suntrust Bank fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	154,863	166,358

Smith Drug Co. fixed rate term note, interest at 6% due in monthly installments of principal and interest of $5,211 through December 28, 2013, secured by guaranty of the Company’s Chief Executive Officer	34,962	74,572

Metro Medical Inc. fixed rate term note, interest at 12%, due in monthly installments of principal and interest of $7,798 through September 20, 2014, secured by guaranty of the Company’s Chief Executive Officer. Principal and interest payments of $5,000 through September 20, 2012, $10,000 through March 20, 2013 and $20,000 through August 20, 2014	354,595	354,595

Total	1,250,147	1,291,252
Current portion of debt	296,159	337,265
Long – term debt	$953,988	$953,987

Maturities of debt at June 30, 2013 are as follows:

Years ending June 30,	Amount
2013	356,.985
2014	893,162

$1,250,147

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

All warrants have expired as of August 12, 2012.

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

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE H – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	June 30, 2013		December 31, 2012
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2013:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31, 2010	11,762,240	72,686,
Revaluation credited to operations	-	35,395
Balance, March 31, 2013	11,762,240	$151,378
Revaluation credited to operations	-	-
Balance, June 30, 2013	11,762,240	151,738

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $0.000001. As of June 30, 2013, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of June 30, 2013 (December 31, 2009: $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative.  If and when declared, the Company may pay such dividends in cash or common stock.   The cumulative undeclared and unpaid dividends are $494,117 and $440,215 at June 30, 2013 and December 31, 2011, respectively.

In the first quarter of 2013, the Board of Directors authorized 1,100,000 shares of Series B preferred shares to issued to vendors and related parties in lieu of payments for goods and services. In the second quarter of 2013, 1,100,000 shares of Series B preferred stock were issued to vendors in settlement of $80,000. in debt incurred for prior services, valued at the rate of $.07 per share.

NOTE J – ISSUANCE OF COMMON STOCK

In the first quarter of 2013, the Board of Directors authorized the issuance of a total of 35,845,200 shares of common stock to vendors and consultants valued at a price of $0.03 per share, or $1,075,356 total for settlement for goods and services.. The Company included the $1,075,356 in selling, general and administrative expenses in the accompanying statement of operations for the twelve months ended December 31, 2012 and increased common stock and additional paid-in capital by the same amount.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the second quarter of 2013, the Board of Directors authorized the issuance of a total of 16,500,000 shares of common stock to vendors and consultants valued at a price of $0.03 per share, or $495,000 total for settlement for goods and services provided to the company.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2012 and for the six months ended June 30,

2013 follows:

All options have expired as of August 12, 2012

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2011	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2012	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2013	600,000	8,418,780

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at June 30, 2013 and December 31, 2012 are:

All options have expired as of August 12, 2012

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at June 30, 2013 and December 31, 2012 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Six months ended June 30,
	2013	2012
Expected income tax expense (benefit) at 34%	$(343,348)	$(174,348)
Non-deductible stock-based compensation	-	-
Non-deductible expense (non-taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	37,429
Change in valuation allowance	343,348	136,919

Provision for income taxes	$-	$-

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	June 30, 2013	December 31, 2012

Allowance for doubtful accounts	$200,127	$200,127
Net operating loss carryforward	4,202,664	3,202,664
Total	4,402,791	3,402,791
Less valuation allowance	(4,402,791)	(3,402,791)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carry forwards and other timing differences of approximately $3,847,276 as of June 30, 2013 will be realized.  Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at June 30, 2013.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

NOTE M – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-”MIT”
●	MIT International / Provector
●	Durable Medical Equipment - “DME”
●	MIT Ambulatory Care Center -”Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“International / Provector” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales only.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

“MITRX” provided Long Term Care Pharmaceuticals to to Care Facilities. Division sold in 2011.

The following tables show the summarized financial information of the Company’s reportable segments at June 30, 2013 and 2012 and for the six months then ended:

	Medical
	Infusion	International		Ambulatory
	- MIT	Provector		Care	DME	MITRX	Combined
2013
Revenue	$530,691	$		$128,019	$263,694	$	$922,904
Income (loss) from operations	(735,763)			23,186,	240		(712,337)
Depreciation and amortization	-		-	-	-		-
Assets	$651,078		-	$63,272	$193,091		$907,431

2012
Revenue	$1,386,355	$		$559,218	$190,014	$	$2,135,586
Income (loss) from operations	(435,003)			76,629	(2,035)		(360,427)
Depreciation and amortization	19,998		-	-	-		19,998
Assets	$819,936		-	$264,170	$125,123		$1,209,229

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE N – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to an Employment Agreement with the Company’s chief executive officer effective June 30, 2006 and expiring June 30, 2013, the Company is obligated to pay its chief executive officer a salary of $250,000 per year, temporarily adjusted downward to $150,000 per year.

Lease Agreements

The following are the key terms of MIT’s lease agreements:

The lease on the facility located at 115B Echols St., Savannah, GA was entered into January 1, 2007 is on a month to month lease basis. The rent is $4,180 per month. This lease is personally guaranteed by William C. Parker, Chairman of the Board.

MIT leased two suites in the facility located at 37 W. Fairmont Avenue, Savannah, GA. These facilities were destroyed in a fire in November 2011. The company has relocated to temporary facilities on a month to month basis. Lease expense on the facility is $1,375 per month.

MIT HOLDING, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $23,694 and $23,465 for the three months ended and $47,182 and $39,490 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company intends to extend the stock incentive plan to 10,000,000 shares, subject to shareholder approval.

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

June 30, 2013

(UNAUDITED)

NOTE O – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

In the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the six months ended June 30, 2010 in order to correct errors relating to (1) the failure to account for the Series A Convertible Preferred Stock and warrants as liabilities and reflect changes in fair values in operations in accordance with EITF Issue No. 07-05 (see note H) and (2) the overstatement of the increase in cumulative dividends payable on Series A Preferred Stock as a result of the overstated number of issued and outstanding shares of Series A Preferred Stock.

The effect of the restated adjustments on the Consolidated Statement of Operations for the six months ended June 30, 2010 follows:

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is based in Savannah, Georgia and operates an ambulatory care center in that area. Although all of the Company’s revenues in 2013 have been derived from providing intravenous therapies and renting home medical equipment in the Savannah area, the Company is developing ProVector© BTi, to kill mosquitoes in the fight to reduce malaria, dengue fever and other infectious diseases transmitted by them. The Company is seeking a grant to fund the production and distribution of the product. In connection with its attempt to obtain this grant, the Company is in discussions with a not-for-profit organization to obtain the grants necessary to be able to deliver Provector to countries in need. However, there is no assurance that funding will be received. If sufficient funding is received, the Company will pursue world wide sales of this malaria fighting product The Company is also providing technical information to foreign governments which are interested in pursuing the Provector as well.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended June 30, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012.

Revenues

Consolidated revenues for the six months ended June 30, 2013 were $922,404 as compared $2,135,586 for the six months ended June 30, 2012, representing an decrease of $1,213,182 from the prior period. Consolidated cost of sales for the six months ended June 30, 2013 were $483,843 or 47.5% of sales as compared to cost of sales for the previous period ended June 30, 2012 of $1,038,758 or 48.6% of sales. This resulted in a gross profit for the period of $483,844 or 52.5% as compared to gross profit for the same period in 2012 of $1,096,851 or 51.4%. The decrease in gross profit of $612,984,for the six months ended June 30, 2013 is due to reduced profit on reduced referrals to the Infusion clinic in Savannah.

Consolidated revenues for the three months ended June 30, 2013 were $489,341 as compared to $930,071 for the three months ended June 30, 2012, representing an decrease of $440,738 due primarily to decreases in referrals to clinical operations in Savannah. Consolidated cost of sales for the three months ended June 30, 2013 were $197,871 or 40.14 of sales as compared to cost of sales for the previous period ended June 30, 2012 of $475,517 or 51.1% of sales. This resulted in a gross profit for the three month period of $291,469 or 59.6% as compared to gross profit for the same period in 2012 of $454,5553 or 48.9%. The reduction in gross profit for three months ended June 30, 2013 were also related to reduced referrals for clinical operations in Savannah.

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

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-”MIT”
●	MIT International-International / Provector
●	Medical Infusion Tech,DME-”DME”
●	MIT Ambulatory Care Center-”Ambulatory Care”

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

The following tables show the operations of the Company’s reportable segments:

For the Six months ended June 30,

	Medical
	Infusion	International		Ambulatory
	- MIT	Provector		Care	DME	MITRX	Combined
2013
Revenue	$530,691	$		$128,019	$263,694	$	$922,904
Income (loss) from operations	(735,763)			23,186,	240		(712,337)
Depreciation and amortization	-		-	-	-		-
Assets	$651,078		-	$63,272	$193,091		$907,431

2012
Revenue	$1,386,355	$		$559,218	$190,014	$	$2,135,586
Income (loss) from operations	(435,003)			76,629	(2,035)		(360,427)
Depreciation and amortization	19,998		-	-	-		19,998
Assets	$819,936		-	$264,170	$125,123		$1,209,229

Operating Expenses

Operating expenses decreased $228,676 or 16.0% to $1,196,181 for the six months ended June 30, 2013 from $1,424,858 for the same period in 2012 and income (loss) from operations decreased by $384,307 from ($328,029 to ($712,3370 from 2012. The decrease in operating expense is attributable to cost cutting measures for to reflect reductions in revenues from continuing operations and offset by increase fees paid to consultants.

●	For the six months ended June 30, 2013, payroll expenses were $332,346 as compared to $513,494 in 2012, a decrease of $181,147 or 35.2%, due to restructuring of salaries and personnel. Selling, general and administrative expenses were $863,834 as compared to $891,366 in 2012, a decrease of $27,531 or 3.1% that is attributable to decreased expenses relating to lease costs, postage costs, computer costs. For the six months ended June 30, 2013, we had the following expenses: consulting expenses of $473,848, contract labor expenses of 122,372 accounting and legal expense of $102,354 payroll related costs of $30,208, lease expenses of $24,822, office expense of $19,079, telephone expense of $16,297, travel expense of 11,831.

For the three months ended June 30, 2013, selling, general and administrative expenses were $498,595, as compared to $525,497 in 2012, a decrease of $26,902 or 5.1% that is attributable to decreases in salaries and wages, consulting costs, lease expense, legal and accounting fees, marketing costs, and postage expense. For the three months ended June 30, 2013, we had the following consulting costs of $348,507, payroll taxes of $11,128, lease costs of $14,775, computer expense of $6,228, telephone expense of $7,738, automobile expense of $7,438, and office expense of $10,481.

●	Depreciation and amortization decreased to $0 from $19,998 for the six months ended June 30, 2013 as no depreciation expense was incurred as compared to the same period in 2012.

Operating Income (loss)

Operating income (loss) decreased $384,307 to ($712,337) for the six months ended June 30, 2013 from $328,029 for the same period ended June 30, 2012 and decreased $92,121, or 36.9%, to ($344,056) from ($251,283) for the three months ended June 30, 2012. This is primarily attributable to lower gross margins and lower operating revenues for the current period as well as lower margins for prior operations in 2012 offset by higher consulting and professional fees and payroll costs.

Net income (loss)

Pretax income (loss) decreased $530,839 to ($1,009,669) for the six months ended June 30, 2013 from ($478,829) for the same period ended June 30, 2012 and decreased $274,051 to ($576,878 from ($302,826 for the three months ended June 30, 2012. This is primarily lower gross margins in clinical operations and decreases in operating revenues prior operations.

Liquidity and Capital Resources

As of June 30, 2013, the company had cash of $47,920 as compared to $52,724 at December 31, 2012. For the six months ended June 30, 2013, net cash used by operating activities aggregated ($654,205) as compared to cash provided by operating activities for the six months ended June 30, 2011 of $105,194. As of June 30, 2013, we were funded primarily through operations. The principal financing activities for the six months ended June 30, 2013 consisted of repayment of debt of $52,605 as compared to $135,748 for the six months ended June 30, 2012.

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

At December 31, 2010, the Company received a going concern opinion from our outside auditors. The Company has no additional lines of credit available at this time. The grant of the security interest in the company’s assets and any failure to pay the loan to Globank when due may adversely our ability to secure additional financing. Globank could declare the loan in default and pursue its remedies, which would adversely affect our operations. The collection of accounts receivable continues to be slower than management would prefer. Our inability to achieve sufficient collections on our receivables has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The development of ProVector TM has produced interest from outside parties to provide funds and enable the Company to make the product available to the market in late 2010 should adequate financing be obtained. The Company is actively promoting the viability of the ProVector TM.to entities that could provide working capital and provide means to distribute the ProVector TM; however, there are no assurances that such third parties will provide the funding or that alternate funding can be obtained on acceptable terms.

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of June 30, 2013, we were not engaged in any litigation.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, William C. Parker, and Principal Financial Officer, Walter H.C. Drakeford, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: August 19, 2013	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)

