Form 10-Q
period 2013-09-30
MIT Holding, Inc.
filed 2013-12-09
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3420795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

351B Commercial Way., Savannah, GA 31406

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

The number of shares of common stock, no par value per share, outstanding as of November 18, 2013 was 28,910,601

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

INDEX

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(Unaudited and Unreviewed)
ASSETS
CURRENT ASSETS
Cash	$21,821	$52,758
Accounts receivable, net of allowance for doubtful accounts of $200,127 and $508,719 respectively	362,898	236,235
Inventories	146,819	142,878
Employee advances	450	1,430
Prepaid expenses	47,192	47,192

Total current assets	579,180	480,493

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,338 and $133,338, respectively	27,256	27,256

OTHER ASSETS
Investment in subsidiary and related contracts	329,441	396,053

Total other assets	329,441	396,053

TOTAL ASSETS	$935,877	$903,802

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,317,857	$2,616,685
Current portion of debt	1,226,647	337,265

Total current liabilities	4,544,504	2,954,130

LONG-TERM DEBT	-	953,988

Common stock subject to mandatory redemption 5,000,000 shares issued second quarter 2012	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred Stock (179.67 and 179.67 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,951,455	4,315,069

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (included in liabilities)
Series B preferred stock $.000001 par value, 1,100,000 shares authorized, 1,100,000 and 1,100,000 issued and outstanding at September 30, 2013 and December 31, 2012	1	-
Common stock, $0.000001 par value; 250,000,000 shares authorized, 28,910,601 and 52,254,571 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively. (5,000,000 additional shares included in liabilities)	140	88
Additional paid-in capital	8,264,868	7,582,166
Accumulated deficit	(12,280,587)	(10,993,521)

Total stockholders’ (deficiency)	(4,015,578)	(3,411,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$935,877	$903,802

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED AND UNREVIEWED)

	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

Revenue

Sales and services rendered	$430,157	$719,172

Cost of medical supplies	159,766	315,267

Gross profit	270,391	403,905

Operating Expenses
Salaries and payroll cost	151,077	254,738
Selling, general and administrative	330,109	456,767
Provision for doubtful accounts	-	165,000
Depreciation and amortization	-	9,999

Total operating expenses	481,186	886,504

(Loss) from operations	(210,795)	(482,599)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	-	-
Loss from discontinued operations	-	-
Gain on disposition of Assets by MITRX, Inc- note Q	-	-
Interest expense	(66,600)	(36,630)

Total other income (expense)	(66,600)	(36,630)

(Loss) before provision for income taxes	(277,395)	(519,228)

Provision for income taxes	-	-

Net (loss)	(277,395)	(519,228)

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)		(25,655)

Net income (loss) attributable to common stockholders	$(277,395)	$(544,883)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	28,910,601	8,140,081

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED AND UNREVIEWED)

	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012

Revenue

Sales and services rendered	$1,352,561	$2,854,758

Cost of medical supplies	598,326	1,354,024

Gross profit	754,235	1,500,734

Operating Expenses
Salaries and payroll cost	483,424	805,280
Selling, general and administrative	1,193,944	1,343,394
Provision for doubtful accounts	-	165,000
Depreciation and amortization	-	29,997

Total operating expenses	1,677,368	2,343,671

(Loss) from operations	(923,133)	(842,937

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009- note O)	-	(37,429)
Interest expense	(363,932)	(150,001)
Total other income (expense)	(363,932)	(187,430)

Income (loss) before provision for income taxes	(1,287,065)	(1,030,367)

Provision for income taxes	-	-

Net (loss)	(1,287,065)	(1,030,367)

Increase in cumulative dividends payable on Series A Preferred Stock (as restated for 2009- Note O)	-	(25,655)

Net income (loss) attributable to common stockholders	$(1,287,065)	$(1,056,022)

Net (loss) per common share:
Basic and diluted	$(0.06)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	20,055,365	8,140,081

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

	Series B Preferred Stock $0.000001 par value		Common Stock, $0.000001 par value		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010			5,225,457	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011			4,200	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011			2,910,424	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011			-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011			8,140,081	81	7,444,973	(9,856,966)	(2,411,912)

Issuance of common stock for services in third quarter of 2012			686,000	7	137,193		137,193

Net loss for the twelve months ended December 31, 2012			-	-		(1,136,555)	(1,136,555)

Balance at December 31, 2012			8,826,081	88	7,582,166	(10,993,521)	(3,411,267)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2013	1,100,000	1			79,997		79,998

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the nine months ended September 30, 2013			-	-		(1,287,065)	(1,287,065)

Balance at September 30, 2013	1,100,000	1	28,910,601	$139	$8,264,650	$(12,280,586)	$(4,015,798)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED AND UNREVIEWED )

	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
OPERATING ACTIVITIES
Net income (loss)	$(1,287,065)	$(1,030,367)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Expense(income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values (as restated for 2009 - note O)	-	37,429
Depreciation and amortization	-	29,997
Issuance of common stock for services	682,536	-
Provision for doubtful accounts	-	165,000
Amount due from lender	-	-
Changes in operating assets and liabilities:
Receivables	(127,663)	503,128
Inventories	(1,770)	(44,416)
Prepaid expenses		433
Employee advances	980	(7,505)
Accounts payable and accrued expenses	734,214	(72,519)

Cash provided by operating activities	1,232	(418,820)

INVESTING ACTIVITIES
Issuance of stock for acquisition	-	1,074,400
Capital expenditures	-	(10,048)

Cash used for investing activities	-	1,064,352

FINANCING ACTIVITIES
Issue of stock for Services	-	-
Repayment of debt	(33,168)	(75,307)

Cash used for financing activities	(33,168)	(75,307)

NET INCREASE (DECREASE) IN CASH	(30,936)	(32,221)

CASH BALANCE BEGINNING OF PERIOD	52,757	52,569

CASH BALANCE END OF PERIOD	$21,821	$20,348

Supplemental Disclosures:
Interest paid	$297,332	$150,001
Taxes paid	$-	$-

Non- cash Financing Activities:
Conversion of Accounts Payable to Fixed Rate Term Note due to Cardinal Health	$-	$-
Conversion of Convertible Preferred Stock to Common Stock	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

At September 30, 2013, the Company had negative working capital of $1,527,301. From inception, the Company has incurred an accumulated deficit of $6,110,524. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE B – INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2013 and for the three months and six months ended September 30, 2013 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the three months and six months ended September 30, 2013 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2013 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2013.

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

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $ 33,876 for the nine months ended September 30, 2013 and $ 84,294 for the nine months ended September 30, 2012.

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

For the nine months ended September 30, 2013 and 2012, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009 : 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding stock options and 8,418,780 shares issuable on exercise of outstanding warrants.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2013	December 31, 2012
Ambulatory care	$72,627	$68,277
Infusions	18,757	18,757
Durable medical equipment	199,457	137,627
Wholesale	272,185	211,702

Total	563,026	436,363

Allowance for doubtful accounts	(200,128)	(200,128)

Net	$362,898	$236,235

The allowance for doubtful accounts changed as follows:

	Nine months ended September 30, 2013	Twelve months ended December 31,2012
Balance, beginning of year	$200,128	$238,515
Provision for doubtful accounts	-	199,941
Write offs	-	(238,328)

Balance, end of period	$200,128	$200,128

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE E – INVENTORIES

Inventories consist of:

	September 30, 2013	December 31, 2012
Ambulatory care	$72,627	$57,151
Infusions	66,068	50,007
Durable medical equipment	29,364	38,719

Total	$146,819	$142,877

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	September 30, 2013	December 31, 2012
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(97,929)

Total	$-	$102,071

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note N).

NOTE G – DEBT

The Company’s debt is as follows:

	September 30, 2013	December 31, 2012
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$705,727	$695,727

Suntrust Bank fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	154,863	166,358

Smith Drug Co. fixed rate term note, interest at 6% due in monthly installments of principal and interest of $5,211 through December 28, 2013, secured by guaranty of the Company’s Chief Executive Officer	24,462	74,572

Metro Medical Inc. fixed rate term note, interest at 12%, due in monthly installments of principal and interest of $7,798 through September 20, 2014, secured by guaranty of the Company’s Chief Executive Officer. Principal and interest payments of $5,000 through September 20,2012, $10,000 through March 20, 2013 and $20,000 through August 20, 2014	341,595	354,595

Total	1,226,647	1,291,252
Current portion of debt	1,226,647	337,265
Long – term debt	$-	$953,987

Maturities of debt at September 30, 2013 are as follows:

Years ending June 30,	Amount
2013	$323,726
2014	964,813

$1,226,647

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE H –	ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES (continued)

The fair values of the financial instruments consisted of:

	September 30, 2013		December 31,2012
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$143,738	3,793,460	$151,738
Warrants	8,168,780	9,803	8,168,780	25,323

Total financial instruments	11,762,240	153,541	11,962,240	$177,061

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2013:

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance, December 31, 2009	11,962,240	177,061
Revaluation charged to operations	-	332,169
Balance, March 31,2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance, June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance, September 30, 2011	11,762,240	153,541
Revaluation credited to operations		(80,855)
Balance, December 31, 2010	11,762,240	72,686
Revaluation charged to operations		35,395
Balance, March 31,2011	11,762,240	108,081
Revaluation charged to operations		41,375
Balance, June 30,2011	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance, SEPTEMBER 30, 2013	11,762,240	$119,621

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of September 30, 2013, there are 1,796.73 shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of September 30, 2013 $1,896,730 for the $1,896.73 shares issued and outstanding).

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $361,184 and $295,831 at September 30, 2013 and December 31, 2012, respectively.

In the first quarter of 2013, the Board of Directors authorized 5,000,000 shares of Series B preferred shares to issued to vendors and related parties in lieu of payments for goods and services. In the second quarter of 2013, 1,100,000 shares of Series B preferred stock were issued to vendors in settlement of $80,000. in debt incurred for prior services.

NOTE J – ISSUANCE OF COMMON STOCK

In the first quarter of 2013, the Board of Directors authorized the issuance of a total of 35,845,200 shares of common stock to vendors and consultants valued at a price of $0.003 per share, or $137,200 total for settlement for goods and services.. The Company included the $137,200 in selling, general and administrative expenses in the accompanying statement of operations for the twelve months ended December 31,2012 and increased common stock and additional paid-in capital by the same amount.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE J – ISSUANCE OF COMMON STOCK (continued)

In the first quarter of 2013, the Board of Directors authorized the issuance of a total of 35,845,200 shares of common stock to vendors and consultants valued at a price of $0.003 per share, or $137,200 total for settlement for goods and services.

In the second quarter of 2013, the Board of Directors authorized the issuance of a total of 16,000,500 shares of common stock to vendors and consultants valued at a price of $0.003 per share, or $495,000 total for settlement for goods and services provided to the company.

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the year ended December 31, 2012 and for the nine months ended September 30, 2013 follows:

All options have expired as of August 12, 2012

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2009	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2013	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (continued)

Stock options outstanding at September 30, 2013 and December 31, 2012 are:

All options have expired as of August 12, 2012

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at September 30, 2013 and December 31, 2012 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine months ended September 30,
	2013	2012
Expected income tax expense (benefit) at 34%	$437,602	$499,083
Non-deductible stock-based compensation	602,536	55,184
Non-deductible expense (non-taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	(10,178)
Change in valuation allowance	(1,040,138)	(844,089)

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	September 30, 2013	December 31, 2012

Allowance for doubtful accounts	$78,794	$172,964
Net operating loss carryforward	356,369	1,178,039
Total	435,163	1,351,003
Less valuation allowance	(435,163)	(1,351,003)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred income tax asset of up to $1,308,074 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,847,276 as of September 30, 2013 will be realized. Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements at September 30, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,394,382 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $667,463 in year 2030.

NOTE M – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

●	Medical Infusion
●	MIT International Consulting
●	Durable Medical Equipment - “DME”
●	MIT Ambulatory Care Center -“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“International /Consulting” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales and consulting only.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE M – OPERATING SEGMENTS (continued)

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at September 30, 2013 and 2012 and for the nine months then ended:

	Medical	International	Ambulatory
	Infusion	Consulting	Care	DME	Wholesale	Combined
2013
Revenue	$209,878	$-	$181,992	$421,004	$539,687	$1,352,561
Income (loss) from operations	(399,303)	-	73,178	65,838	(1,026,778)	(1,287,065)
Depreciation and amortization	-	-	-	-	-	-
Assets	$186,158	-	$112,880	$157,924	478,695	$935,657

2012
Revenue	$1,381,898	$-	$711,343	$310,355	$451,162	$2,854,758
Income (loss) from operations	(1,051,379)	-	173,479	8,796	(161,263)	(1,030,367)
Depreciation and amortization	29,997	-	-	-	-	29,997
Assets	$729,855	-	$114,622	$138,192	-	$982,669

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

(UNAUDITED AND UNREVIEWED)

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense incurred under the aforementioned leases totaled $10,859 and $15,574 for the three months ended and $35,682 and $54,653 for the nine months ended September 30, 2013 and 2012, respectively.

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

Our significant accounting policies are summarized in Note A to our financial statements for the six months ended SEPTEMBER 30, 2013. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Results of Operations

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012.

Revenues

Consolidated revenues for the nine months ended September 30, 2013 were $1,352,561 as compared $2,854,758 for the nine months ended September 30, 2012, representing a decrease of $1,502,197 or 57.2%. Consolidated cost of sales for the nine months ended September 30, 2013 were $598,326 or 44.2% of sales as compared to cost of sales for the previous period ended September 30, 2012 of $1,352,024 or 47.4% of sales. This resulted in a gross profit for the period of $598,325 or 55.8% as compared to gross profit for the same period in 2012 of $1,500,733 or 52.6%. The decrease came as a result to lower referrals to the infusion clinic resulting from concerns in the medical community of the impact of the Affordable Care Act.

Consolidated revenues for the three months ended September 30, 2013 were $430,157, as compared $719,172 for the three months ended September, 2012, representing an decrease of $289,015 or 40.2%. Consolidated cost of sales for the three months ended September 30, 2013 were $159,765 or 37.1% of sales as compared to cost of sales for the previous period ended September 30, 2012 of $315,266 or 43.8% of sales. This resulted in a gross profit for the three month period of $274,391 or 62.9% as compared to gross profit for the same period in 2012 of $403,905 or 56.2%.

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

The Company has four principal operating segments, which are as follows:

●	Medical Infusion
●	MIT International Consulting
●	Medical Infusion DME-“DME”
●	MIT Ambulatory Care Center-“Ambulatory Care”

“MIT” is a provider of intravenous therapies to patients at their home, at a designated facility, or at the Company’s office facilities. MIT’s primary product lines are centered upon infusion therapy.

“International consulting” is the division responsible for the marketing and distribution of Provector on a worldwide basis for international sales and consulting only.

“DME” carries the gamut of durable medical equipment and supplies.

“Ambulatory Care” administers the intravenous therapies to patients in the Savannah Clinic.

The following tables show the operations of the Company’s reportable segments:

For the Nine months ended September 30,

	Medical	International	Ambulatory
	Infusion	Consulting	Care	DME	Wholesale	Combined

2013
Revenue	$209,878	$—	$181,992	$421,004	$539,687	$1,352,561
Income (loss) from operations	(399,303)	—	73,178	65,838	(1,026,778)	(1,287,065)
Depreciation and amortization	—	—	—	—	—	—
Assets	$186,158	—	$112,880	$157,924	478,695	$935,657

2012
Revenue	$1,381,898	$—	$711,343	$310,355	$451,162	$2,854,758
Income (loss) from operations	(1,051,379)	—	173,479	8,796	(161,263)	(1,030,367)
Depreciation and amortization	29,997	—	—	—	—	29,997
Assets	$729,855	—	$114,622	$138,192	—	$982,670

Operating Expenses

Operating expenses decreased $632,256 or 27.4% to $1,677,367 for the nine months ended September 30, 2013 from $2,984,424 for the same period in 2012 and income (loss) from operations decreased by $114,242 from $(808,890) to ($923,132) from 2012. The decrease in operating expense is attributable to a $284,808 decrease in Labor and related costs and $273,661 decrease in consulting expense offset by $331,876 increase in contract services expense and as well as decreases in nearly all controllable costs offset by an increase in accounting and legal fees and contract labor.

●

For the nine months ended September 30, 2013, selling, general and administrative expenses were $1,193,943 as compared to $1,346,394 in 2012, a decrease of $152,499 from the prior period with increase consulting fees offset by lower marketing costs, and expenditures relating to Provector costs. For the nine months ended September, 2012, we had the following expenses: accounting and legal fees of $270,768, contract services of $332,061 and employee benefits and payroll related costs of $41,947, insurance expense of $19,111, office expense of $30,169 auto expense of $19,122.

For the three months ended September, 2013, selling, general and administrative expenses were $330,109 as compared to $445,028 in 2012, a decrease of $124,919 or 27.5% that is attributable to decreases in consulting fees, off set by increases in legal and accounting fees. For the three months ended September 30, 2013, we had the following expenses: legal and accounting fees of $168,414, contract labor of $ 55,464, employee benefits and payroll related costs of $11,739, lease expense of $10,859, insurance expense of $9,237, office expense of $11,089 and telephone expense of $10,267.

●	Depreciation and amortization was unchanged at $0 for the nine months ended September 30, 2013 as compared to $29,997 in 2012 and was decreased $9,999 for the three months ended September 30, 2013 to$0 as compared to the same period in 2012. The company has had no capital investments in the current year.

Operating Income (loss)

Operating income (loss) decreased $290,744 or 29.2% to ($1,287,064) for the nine months ended September 30, 2013 from $996,320 for the same period ended September 30, 2012 and decreased $270,065 or 56.2%, to ($210,795) from $(480,860) for the three months ended SEPTEMBER 30, 2013. This is primarily attributable to lower revenues than in 2011.

Net income (loss)

Pretax income (loss) decreased $ 2904,744 or 29.2% to ($1,287,064) for the nine months ended September 30, 2013 from $996,319 for the same period ended September 30, 2012 and decreased $240,094 or 46.4%, to ($277,395) from ($517,490) for the three months ended September 30, 2013. This is primarily attributable to lower revenues than in 2011 and the extraordinary gain recorded in 2011.

Liquidity and Capital Resources

As of September 30, 2013, the company had cash of $21,821 as compared to 52,569 at December 31, 2012. For the nine months ended September 30, 2013, net cash used by operating activities aggregated $601,640 as compared to cash provided by operating activities for the nine months ended September 30, 2012 of $418,820. As of September 30, 2013, we were funded primarily through operations. The principal financing activities for the six months ended September 30, 2013 consisted of repayment of debt of $75,307 as compared to $103,971 for the nine months ended September 30, 2012.

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

Litigation

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2013, we were engaged in the following litigation: MIT Holding Inc v. Medenvvet Laboratories, Inc, Provector, LLC and Thomas M. Kollars, Jr. Civil Action No. 1B13CV016P in the Superior Court of Bulloch County.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended SEPTEMBER 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MIT HOLDING, INC.

DATE: December 09, 2013	By:	/s/ William C Parker
William C. Parker, Chief Executive Officer
(principal executive officer)

	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, the Principal Financial Officer
(principal financial officer)

