Form 10-K
period 2013-12-31
MIT Holding, Inc.
filed 2014-04-15
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ________ To ________

Commission File Number 333-136791

MIT HOLDING, INC.

(Exact name of registration as specified in its charter)

Delaware	20-3420795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11835 W. Olympic Blvd., Suite 1235E Los Angeles, CA	90064
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including Area Code (310) 312-6888

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 12, 2014, the registrant had 28,910,601 shares of common stock issued and outstanding.

At June 30, 2013, the aggregate market value of the voting stock held by non-affiliates was $ 3,384,787 based upon 19,910,515 shares held by non-affiliates, and the average of the bid price and the asked price of $.17 per share.

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

2

MIT Holding, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries MIT distributes wholesale pharmaceuticals, administers intravenous infusions, provides medical management services, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

Our principal executive offices are located at 11835 West Olympic Blvd, Suite 1235E, Los Angeles, CA 90064. The phone number is (310) 312-6888. The website is www.mitholdinginc.com. Shares of MIT Holding common stock are traded on the OTC Bulletin Board under the symbol MITD.OB.

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

MIT Business and Operations

Overview

Through its three subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. These services are carried out through a full service compounding pharmacy in Savannah, Georgia. In 2010, MITRX Corporation was formed to operate direct mail pharmacies and specialty pharmacies in locations outside of Savannah. GA.

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

Wholesale Distribution

MIT is not pursuing the domestic wholesale distribution line of business, at this time.

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

Home Medical Equipment

The home medical equipment division carries a wide variety of durable medical equipment and supplies for purchase or lease. The division maintains inventory or can rapidly obtain a wide variety of home medical equipment products to match almost any request, from electric wheelchairs to nebulizers. Most of MIT’s business in 2013 related to home medical equipment was from physician referrals.

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

MIT also provides services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2012 and December 31, 2013 respectively, 11.6% and 13.7% of our infusion pharmacy revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 11.8% and 9.0% of our total accounts receivable, respectively, as of December 31, 2012 and December 31, 2013.

MIT is responsible for its own billing and collection practices. MIT bills payors and tracks all of its accounts receivable through computerized billing systems. These systems allow the billing staff the flexibility to review and edit claims in the system before such claims are submitted to payors, which are submitted either electronically or through the mail. MIT utilizes electronic claim submission by third party services whenever possible to expedite claim review and payment, and to minimize errors and omissions.

MIT’s financial performance is highly dependent upon effective billing and collection practices. The process begins with an accurate and complete patient admission process, in which essential information about the patient, the patient’s insurance and their care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from the insurance company carrier to provide the required care, which typically takes place before we initiate services. If required, third party clinics are utilized for efficiency only.

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

Insurance

MIT caries a professional liability insurance policy that provides for coverage in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate. A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award, harming our financial condition and results of operations.

Recent Developments

On October 13, 2010 the Company entered into an exclusive agreement with Vivakor, Inc. Under the agreement, the Company obtained the exclusive right to distribute Vivakor’s Viva Thermic vials including the Viva Thermic Super-150 and Viva Thermic ULTRA-300 products worldwide. Vivathermic vials are used for biological transportation and storage. The total inventory of these products were destroyed on October 31, 2011 during the office fire at 37 West Fairmont Avenue.

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

On September 20, 2011, Palmetto Long Term Care Pharmacy, Inc was sold toPharmco, Inc. and National Direct Home Pharmacy, Inc. was sold to TDT Investments, Inc. The Purchasers signed a note in the amount of $4,000,000 with a due date of September 30, 2013 along with accrued interest at the rateof 4% per annum. To date, not payments have been received.

Effective March 18, 2011, MIT, through its subsidiary, MITRX Corporation, executed a Letter of Intent to acquire one hundred Percent (100%) of Fitte Enterprises, Inc dba CRD MedServices, LLC, a retail/mail order pharmacy with locations in Texas, South Caroline and Florida. Per the letter of intent, the Company will acquire a fully operating retail/mail order pharmacy with licenses and government awards, mental health facility contracts and a large individual customer base in exchange for the assumption, by MITRX, of three hundred eighty thousand dollars ($380,000.00) in debt. MIT discontinued this project due to the inability to audit the company’s financial records.

Employees

As of December 31, 2013, MIT employed 10 persons on a full-time basis of which 5 were involved in administration, 3 in medical services, and 2 for durable medical equipment. None of MIT’s employees is represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $1,562,906 in 2013 and had receivables of $180,516 as of December 31, 2013, our inability to achieve sufficient increases in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. Revenues decreased in 2013 to $1,562,906 from $3,355,518 in 2012. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On August 1, 2008, we received a term loan from Globank, Corp. (“Globank”) in the amount of $500,000 and used the proceeds to pay off our obligation to a factor. The term loan from Globank, Corp. matured on July 31, 2010. This loan was replaced by a new loan in 2010 with Globank (the “New Loan”). This New Loan accrues interest at a rate of 14.9% per annum and matured on December 31, 2013. The terms of the New Loan require monthly payments of accrued interest payments plus principal payments of $1,000 per month. A balloon payment of $1,002,727 is due on the maturity date. The new loan is secured by our assets and guaranties of the Company’s chief executive officer and our three subsidiaries

We rely on reimbursements from Medicare and Medicaid.

For the fiscal year ended December 31, 2013 over 19% of our ambulatory and infusion revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to, or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increases our working capital requirements.

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

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased $688k from $6.4 million to $7.1 million in 2010. Revenues in 2011 declined to $5.9 million. In 2012, revenue fell to $3.3 million. In 2013, revenue decreased $1.8 million from $3.3 million to $1.5 million.

MIT experiences seasonal liquidity.

MIT has historically experienced seasonal liquidity due to the natural cycle of demand for our pharmaceutical products, and we expect this seasonal fluctuation in liquidity to continue. MIT historically experienced decreases in revenue in the first half of the year compared to the second half. Lesser cash flow could adversely affect MIT’s liquidity and funds available for operations.

We are highly dependent on reimbursement from non-governmental third party payors.

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2013 and December 31, 2012, approximately 80.9% and 83.4% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

We sell intravenous therapies that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these therapies, and to be able to participate in the launch of new intravenous pharmaceuticals, we must maintain good working relationships with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. The loss of our relationship with one or more pharmaceutical distributors may reduce our revenue and profitability. In addition, IVIG, which is comprised of approximately seven products derived from numerous manufacturers and distributors accounted for approximately xx.xx% and 22.8% of MIT’s revenues for the years ended December 31, 2012 and December 31, 2013, respectively. The loss of a key pharmaceutical manufacturer could have material adverse affect on our business. There can be no assurance that MIT will have access to adequate supplies on acceptable terms to meet its demands.

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

The pharmaceutical distribution industry is highly competitive and characterized by changing client preferences and continuous introduction of new products and/or services. MIT believes that its future growth will depend, in part, on its ability to anticipate changes in client preferences and develop and introduce, in a timely manner, new products and/or services that adequately address such changes. There can be no assurance that MIT will be successful in developing, introducing and marketing new products and/or services on a timely and regular basis. If MIT is unable to introduce new products and/or services or if MIT’s new products and/or services are not successful, such events could have a material, adverse effect upon its business, operating results and financial condition. The Affordable Health Care Act is still in its developmental stages pertaining to our industry, since we are receiving patients that are currently under physicians are, who are providing us with referral orders and prescriptions.

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

Item 2. Description of Property

MIT is headquartered in Los Angeles, CA at 11835 W. Olympic Blvd, Suite 1235E, while its administrative offices are at 601 Jefferson Davis Hwy, Suite 201, in Fredericksburg, VA. The operating clinic is located at a rented facility at 115 Echols Street, consists of a building, with a warehouse for inventory and is also the location of MIT’s pharmacy, clean room for compounding and the Savannah ambulatory center. MIT believes that its premises are sufficient for its current operations.

The following are the key terms of MIT’s lease agreements:

●	The lease on the clinic facility located at 115 Echols St., Savannah, GA provides for rent of $3,000 per month and is on a month to month basis. This lease is personally guaranteed by William C. Parker, Co-Chairman of the Board.

Item 3. Legal Proceedings

From time to time, we are party to litigation that we consider to be a part of the ordinary course of our business. At present, we are currently involved in a number of pending claims that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

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

Period	High	Low

2013:
Quarter Ended March 31	$.40	$.03
Quarter Ended June 30.12		.03
Quarter Ended September 30.50		.08
Quarter Ended December 31.40		.18
2012:
Quarter Ended March 31	$.04	$.03
Quarter Ended June 30.04		.02
Quarter Ended September 30.04		.02
Quarter Ended December 31.04		.02

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 126 stockholders of record as of April 12, 2014. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

ITEM 6. SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2010 through 2013. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2013		2012		2011	2010
Net sales		$1,562,906		$3,355,518	5,933,206	7,088,492
Net income(loss) from continuing operations		$(980,830)		$(1,136,555)	(1,729,764)	78,832
Net income(loss) from discontinuing operations	$		$		400,000
Net income(loss)		$(1,412,762)		$(1,136,555)	(1,437,566)	78,832
Net income(loss) per Common share		$(.05)		$(.01)	(.03)	(.00)
Total assets		$821,217		$903,802	1,435,375	1,140,964
Long-term debt		$-		$953,988	718,516	814,623
Working capital		$(4,589,837)		$(2,410,839)	(1,786,841)	(1,185,879)
Stockholders’ equity		$(4,152,827)		$(3,548,469)	(2,241,913)	(2,247,789)

No cash dividends have been paid during any of the periods stated above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under “Risk Factors” and “Business.” Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. MIT has contracts with other infusion operations.

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT and its subsidiaries have been based in Savannah, Georgia for years and operates an ambulatory care center there. Our home infusion and ambulatory center accounts for the majority of our revenues and is anticipated to be our most significant area of growth. MIT is currently negotiating with several service facilities.

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

Results of Operations

Comparison of year ended December 31, 2013 to the year ended December 31, 2012.

The following tables show the operations of the Company’s reportable segments:

		Wholesale/
	Infusion	International	Ambulatory	DME	Combined
2013
Revenue	$811,076	-	231,351	520,480	$1,562,906
Income (loss) from operations	(1,328,368)	-	92,177	112,362	(1,123,830)
Interest expense	430,832	-	0	0	430,832
Depreciation and amortization	-	-	0	0	-
Assets	699,992	-	51,434	119,791	821,217
2012
Revenue	$2,129,292	9,300	798,110	418,816	$3,355,518
Income (loss) before taxes	(772,539)	(41,619)	(-192,424)	(129,273)	(1,136,555)
Interest expense	194,567	0	0	0	194,567
Depreciation and amortization	29,997	0	0	0	29,997
Assets	612,171	0	118,284	173,347	903,802

Revenues

Consolidated revenues for the year ended 2013 were $1,562,906 as compared to $3,355,518 for the year ended December 31, 2012, representing an decrease of $1,792,611 or 53.2%. Consolidated cost of sales for the year ended December 31, 2013 were $694,092 or 44.4% of sales as compared to cost of sales for the year ended December 31, 2012 of $1,515,905 or 45.2% of sales. This resulted in a gross profit for the year ended December 31, 2013 of $868,814 or 55.6% as compared to gross profit for the year ended December 31, 2012 of $1,839,613 or 54.6%. The decrease in our consolidated revenues for the year ended 2012 were the result of decreasing referrals and therapies administered. The decrease in the costs of good sold and the gross profit is directly related to mail order drugs supplied by certain health plans and decreases in referrals in the clinic. For the year ended 2012, the ambulatory division sales decreased by $566,759 while costs of goods sold for the division remained flat as a percentage of sales resulting in a gross profit of $162,690. Revenues for the infusion division decreased by $1,318,216 while cost of goods were reduced by $634,947 to $299,719 for the year resulting in a decrease in gross profit of $511,357.

Operating Expenses

Total operating expenses decreased $768,527 or a 32.9% decrease to $1,992,892 for the year ended December 31, 2013 from $2,761,171 for the year ended December 31, 2012.

The decrease in operating expense is attributable to a decrease in consulting expenses of $325,124 and reduced headcount during 2013 resulting in $364,367 decrease in labor expenses. The major components of operating expense include:

●	Salaries and payroll related costs decreased $364,357 to $585,683 for the year ended December 31, 2013 as compared to $950,050 for the year ended December 31, 2012, a decrease of 38.3%. The decrease was due primarily to the realignment of personnel at a decreased cost and reduced headcount.

●	Sales, general and administrative expenses decreased $316,123 or 20.0% to $1,265,061 for the year ended December 31, 2013 as compared to $1,581,183 for the year ended December 31, 2012. The decrease was due primarily to expenses for consulting and contract labor offset by increases in legal fees. Bad debt expense decreased $58,041 from $199,941 to $141,900. Additional decreases in spending were in marketing expenses, insurance and office expense offset by increase in expenses relating to consulting fees and a decrease in payroll related costs. Consulting fees were $132,762; lease expense was $62,704; Insurance expense was $23,247; legal and professional expense was $270,788. Additional expenses included office expense of $35,928; automobile expense of $21,197; telephone expense of $35,215 and banking related expenses of $28,181.

●

Depreciation and amortization decreased $6,965 or 100.0% to $0 for the year ended December 31, 2013 as compared to $6,965 for the year ended December 31, 2012. The decrease was attributable to the reduction in capital spending over recent years.

Operating Income

Operating income increased $202,271 or 32.9% to ($1,123,629) for the year ended December 31, 2013 from $(921,558) for the year ended December 31, 2012. Operating income as a percentage of gross revenue was (71.9%) for the year ended December 31, 2013 as compared to (27.5%) for the year ended December 31, 2012.

Income Tax

There was no tax liability for 2013 and 2012 due to losses sustained in both years.

Net income

As a result of the above factors, net income (loss) decreased to ($1,554,661) for the year ended December 31, 2013 from $(1,136,555) for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $38,336 as compared to $52,758 at December 31, 2012. For the year ended December 31, 2013, net cash used by operating activities aggregated ($619,350) as compared to cash used by operations for the year ended December 31, 2012 of ($70,585) .

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

Item 8. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Unaudited and unreviewed)	(Unaudited and unreviewed)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,337	$52,758

Accounts receivable, net of allowance for doubtful accounts of $342,027 and $200,127, respectively	180,516	236,235
Inventories	135,911	142,878
Employee advances	450	1,430
Prepaid expenses and other current assets	9,526	47,192

Total current assets	364,740	580,493

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $126,373 and $126,373, respectively	27,256	27,256

OTHER ASSETS
Note Receivable from purchaser of discontinued operation and amounts due to from related companies	479,221	396,053
Non-compete agreement, net of accumulated amortization of $171,255 and $137,925 respectively	-	-

Total other assets	479,221	396,053

TOTAL ASSETS	$871,217	$903,802

LIABILITIES AND STOCKHOLDERS’ DEFCICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,403,446	$2,616,865
Current portion of long-term debt	1,213,647	337,265

Total current liabilities	4,617,093	2,954,130

Long-term debt	-	953,988
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (1,796.73 and 1,796.73 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	151,738	151,738
Series B Preferred Stock 1,100,000 authorized , 0 issued (Note H)
Warrants	5,213	5,213

TOTAL LIABILITIES	4,315,069	4,315,069

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,796.73 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively (included in liabilities)	-	-
Series B Preferred Stock $.000001 par value 1,100,000 shares authorized , 1,100,000 and 1,100,000 issued and outstanding at December 31, 2013 and 2012.	1

Common stock, $0.000001 par value; 250,000,000 shares authorized, 8,826,081,and 28,910,601 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	139	88
Additional paid-in capital	8,259,648	7,582,166
Accumulated deficit	(12,412,615)	(10,993,521)

Total stockholders’ equity (deficiency)	(4,152,827)	(3,411,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$871,217	$903,802

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2011

	December 31, 2013	December 31, 2012
	(Unaudited and unreviewed)	(Unaudited and unreviewed)
Revenue

Sales and services rendered	$1,562,906	$3,355,518

Cost of medical supplies	694,092	1,515,905

Gross profit	868,814	1,839,613

Operating Expenses
Salaries and payroll cost	585,683	950,051
Selling, general and administrative	1,265,061	1,581,183
Provision for doubtful accounts	141,900	199,941
Depreciation and amortization	-	29,997

Total operating expenses	1,992,644	2,761,172

Income (loss) from operations	(1.123,830)	(921,559)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	(20,429)
Interest expense	(430,832)	(194,567)

Income (loss) before provision for income taxes	(1,554,662)	(1,136,555)

Provision for income taxes	-	-

Net income (loss) from continuing operations	(1,554,662)	(1,136,555)

Discontinued operations (Note O):
Loss from operations of discontinued operations
Gain on disposition of discontinued operations
Income from discontinued operations

Net income (loss)	(1.554.662)	(1,136,555)

Increase in cumulative dividends payable on Series A Preferred Stock

Net income (loss) attributable to common stockholders	$(1,554,661)	$(1,136,555)

Net loss per common share - basic and diluted:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	0.00	0.00
Total	$(0.05)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	28,910,601	63,791,932

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Serries B Preferred Stock	$0.000001 par value	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010			5,225,457	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011			42,00	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011			2,910,424	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011			-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011			8,140,0,81	81	7,444,973	(9,856,966)	(2,411,912)

Issuance of common stock for services in third quarter of 2012			686,000	7	137,193		137,193

Net loss for the year ended December 31, 2012			-	-		(1,136,555)	(1,136,555)

Balance at December 31, 2012			8,826,081	88	7,582,166	(10,993,521)	(3,411,267)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2013	1,100,000	1			79,997		79,998

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the year ended December 31, 2013			-	-		(1,554,662)	(1,554,662)

Balance at December 31, 2013	1,100,000	1	28,910,601	$139	$8,264,650	$(12,548,183)	$(4,283,393)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
	(Unaudited and unreviewed)
OPERATING ACTIVITIES
Net income (loss)	$(1,554,662)	$(1,136,555)
Income from discontinued operations
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	37,429
Depreciation and amortization	-	29,997
Issuance of common stock for services
Provision for doubtful accounts	141,900	199,941
Changes in operating assets and liabilities:
Accounts receivable	(86,180)	(722,386)
Inventories	6,967	(23,268
Prepaid expenses and other current assets	15,000	(432)
Employee advances	980	(7,506)
Accounts payable and accrued expenses	917,147	107,423
Net cash provided by (used for ) operating activities	(619,350)	(70,585)
INVESTING ACTIVITIES
Issuance of notes payable for trade payables	-	114,005
	-

Net cash used for investing activities		114,005

FINANCING ACTIVITIES
Issuance of stock for acquisition	682,536	-
Repayment of debt	(77,606)	(42,231)

Net cash used for financing activities	(604,930)	(43,231)

NET INCREASE (DECREASE) IN CASH	(14,420)	189

CASH BALANCE BEGINNING OF PERIOD	52,757	52,569

CASH BALANCE END OF PERIOD	$38,337	$52,758

Supplemental Disclosures:
Interest	$430,882	$150,001
Taxes	$-	$-

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to December 31, 2012 loan modification (charged to debt discounts)	$250,000	$250,000

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2013 and December 31, 2012.

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 38,140 for the year ended December 31, 2013 and $ 112,844 for the year ended December 31, 2012.

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2013 and 2009, diluted weighted average number of common shares outstanding exclude 3,593,460 (2009: 3,793,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

NOTE B—GOING CONCERN

At December 31, 2013, the company had negative working capital of $1,185,879 and a stockholders’ deficiency of $2,247,789. From inception the Company has incurred an accumulated deficit of $8,527,203. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31,
	2013	2012
Ambulatory care	$102,963	$68,277
Infusions	227,649	230,459
Durable medical equipment	191,932	137,627

Total	522,544	436,363

Allowance for doubtful accounts	(342,028)	(200,127)

Net	$180,516	$236,235

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$200,127	$238,515
Provision for doubtful accounts	141,900	199,941

Balance, end of year	$342,028	$200,127

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2013	2012
Ambulatory care	$33,978	$57,151
Infusions	54,364	50,007
Durable medical equipment	47,569	38,719
Wholesale/International

Total	$135,911	$142,877

NOTE E – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	December 31,
	2012	2011
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE F – LONG-TERM DEBT

The Company’s debt is as follows:

	December 31,	December 31,
	2013	2012
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$694,227	$695,727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	154,683	166,358

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28,2013 , secured by Company assets and guaranty of the Company’s Chief Executive Officer	22,962	74,572

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s Chief Executive Officer	341595	354,595

Total	1,213,647	1,291,252

Current portion of debt		337,265

Long – term debt	$1,213,647	$953,987

At December 31, 2013, the debt is due as follows:

Year ending December 31,
2013	$1,213,647

Total	1,213,647
Less unamortized debt discounts	—

Net	$1,213,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE F – LONG-TERM DEBT (continued)

On December 31, 2012, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over

$250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at December 31, 2013. ALL STOCK RESTRICTIONS HAVE BEEN REMOVED BY MIT.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at December 31, 2013 and will be amortized over the term of the New Note and recognized as interest expense.

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

The fair values of the financial instruments consisted of:

	December 31, 2013		December 31, 2012
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$75,869	3,593,460	$75869
Warrants	8,168,780	817	8,168,780	817

Total financial instruments	11,762,240	$76,587	11,762,240	$76,587

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2013:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

	Common
	Shares	Fair
	Equivalent	Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2012	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31, 2012	11,762,240	72,686
Revaluation charged to operations	-	35,395
Balance March 31, 2012	11,762,240	108,081
Revaluation charged to operations	-	41,375
Balance, June 30, 2012	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance September 30, 2012	11,762,240	119,621
Revaluation credited to operations	-	(5.817)
Balance, December 31, 2012	11,762,240	$113,804

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2013 and December 31, 2012, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 1,796.73 shares issued and outstanding as of December 31, 2013 (December 31,2009: $1,896,730 for the 1,896.73 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at December 31, 2013 and December 31, 2012, respectively.

On October 12, 2012, the Board of Directors authorized the issuance of 1,100,000 shares of Series B Preferred Stock for later issue. The Series B Preferred Stock shall not be entitled to receive any dividends and shall have no liquidation preference and carries a par value of $.000001. 1,100,000 shares were issued of the Series B Preferred Stock in 2013.

NOTE I – ISSUANCE OF COMMON STOCK

In January 2011, the Company issued a total of 4,200 shares to seven parties related to or affiliated with the Company’s chief financial officer for services rendered. The Company included the $1,470 estimated fair value of the shares at date of issuance in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2013 and increased common stock and additional paid-in capital by the same amount.

On August 17,2011, the Company issued a total of 2,910,424 shares of common stock valued at a price of $0.04 per share or $1,164,170 total for services rendered. 2,500,000 shares were issued to a corporation affiliated with the Company’s chief financial officer, 350,424 were issued to the Company’s chief executive officer, and a total of 60,000 shares were issued to six board members (10,000 shares each). The Company included the $1,164,170, estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2013 and increased common stock and additional paid-in capital by the same amount.

In October 2012. the company recognized the issuance of 686,000 shares of common stock valued at a price of $0.02 cents per share or $137,200 for consideration of services rendered and for acquisition costs relating to Palmetto Long Term Care (PLTC).

On February 22, 2013 the Company issued a total of 3,584,520 shares of common stock to various vendors providing legal and consulting services valued at .003 cents per share.

On May 15, 2013, the Company issued 16,500,000 shares of common stock in exchange for services and debt.

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2013 and 2012 follows:

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2008	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2012	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2013	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at December 31, 2013 and 2010 are:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at December 31, 2013 and December 31, 2012 are:

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

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Expected income tax expense (benefit) at 34%	$(582,585)	$(386,429)
Non-deductible stock-based compensation	-	343,782
Non-deductible expense (non taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	37,429
Change in valuation allowance	582,585	5,218

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

The components of net deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012

Allowance for doubtful accounts	$342,028	$200,127
Net operating loss carryforward	4,757,326	3,202,664
Total	5,099,354	3,402,791
Less valuation allowance	(5,099,354)	(3,402,791)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of December 31, 2013 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE L – OPERATING SEGMENTS

The Company has four principal operating segments, which are as follows:

●	Medical Infusion Technologies-”Infusion”
●	“Wholesale”
●	Durable Medical Equipment - “DME”
●	MIT Ambulatory Care Center -”Ambulatory”

“Infusion” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“Wholesale” is the division responsible for the marketing and distribution of Wholesale Pharmaceuticals.

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory” administers the intravenous therapies to patients in the Company’s facility.

The following tables show the summarized financial information of the Company’s reportable segments at December 31, 2013 and 2012 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited and unreviewed with respect to year ended December 31, 2013

NOTE L – OPERATING SEGMENTS (Continued)

	Infusion	Wholesale	Ambulatory	DME	Combined

2013
Revenue	$811,076	$-	$231,350	$520,480	$1,562,906

Income (loss) from operations	(1,328,368)	-	92,177	112,362	(1,123,830)
Depreciation and amortization	-	-	-	-	-
Assets	699,832	-	51,134	119,791	821,217

2012
Revenue	$2,129,292	$9,300	$798,110	$418,816	$3,355,518

Income (loss) from operations	(772,539)	(41,619)	(192,424)	(129,973)	(1,136,555)
Depreciation and amortization	29,997	-	-	-	29,997
Assets	612,171	-	118,284	173,347	903,802

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

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE M -COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company operates from two locations in Savannah, Georgia (under month to month verbal agreements at rents totaling approximately $8,200 per month) and from two locations in South Carolina (under written operating lease agreements expiring October 31, 2013 and April 30, 2012 at monthly rents ranging from $2,500 to $3,000 (for the first lease) and $800 to $824 (for the second lease), respectively). Rent expense for the years ended December 31, 2013 and 2009 was $116,722 and $ 111,300, respectively.

At December 31, 2013, future minimum rental commitments under all non-cancellable operating leases are due as follows:

Year ending December 31,

2012	$39,296

2013	30,000

Total	$69,296

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2012, March 31, 2010, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at December 31, 2013 is approximately $688,447(which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at December 31, 2013).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company. The $60,000 has been fully disbursed to Federal and State Agencies over multiple periods of delinquest payroll tax

Stock-Based Compensation Plan

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2013)

NOTE N – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2011, the Company incurred consulting fees of $39,000 and $282,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

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

Item 9. Changes In and Disagreements With Accountants And Accounting And Financial Disclosure

On July 22, 2009, the Company engaged Michael T. Studer CPA P.C. (“Studer”) as Company’s independent accountants. At no time during any subsequent period prior to the engagement did the Company consult with Studer, the newly engaged accountants, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to Company’s financial statements or the type of audit opinion that might be rendered for the Company. The change of independent accountants was approved by the Board of Directors of the Company

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control – Integrated Framework’. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of December 31, 2013 – our executive officers and directors are:

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

Arlene O. Wilhelm, RN

Ms. Wilhelm resigned from the Company in May, 2013 due to unforseen health reasons.

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

The following table and discussion sets forth information with respect to all compensation earned by or paid by us to our Co-President and Chief Executive Officer, William Parker, our Chief Financial Officer, Walter Drakeford) and our most highly compensated executive officers other than the CEO and CFO, for all services rendered in all capacities to us for each of the last two (2) fiscal years. No disclosure has been made for any executive officer whose total annual salary and bonus does not exceed $100,000.

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

Employment Agreements

There are no Employment agreements in effect as of December 31, 2013.

Director Compensation

Contemporaneously with the Merger on May 2, 2007 and pursuant to its terms, the Board ratified the following issuances, each of which had been previously approved by the Board of Medical Infusion Group, Inc. on March 19, 2007: (i) options to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company; (ii) common stock with a market value of $10,000 per year as of April 1 of each year that the non-management Director remains a Director, provided, that such shares shall vest in the non-management Directors on the one year anniversary of their issuance; and (iii) the payment to each non-management Director a fee of $15,000 cash per year for each year that each such Director serves as a Director, with the fee payable quarterly in arrears commencing June 30, 2007, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of a Committee of the Board of Directors attended by such Director. In 2009 the outside directors were issued common shares in lieu of cash payment. Each director received 13,158 shares for 2008 and 250,000 shares for 2009, On May 2, 2007, the Company’s Board of Directors authorized the issuance of options to John Sabia and Brinson Clements to purchase 100,000 shares of common stock of MIT at an exercise price of $0.50 per share, which options vest on May 2, 2008, provided the Director remains a Director of the Company. Each of the foregoing grants to the non-management Directors was made pursuant to the Corporation’s 2006 Stock Incentive Plan. In November 2008, the Company awarded 100,000 shares of Common Stock to each of the six directors for services rendered in 2008. In June, 2011, the Company awarded 100,000 shares of Common Stock to each of the six directors for services rendered in 2010. In May 2013, the Company awarded 20,000 shares total of Common Stock to each of the four directors for services rendered in 2010 and 2012.

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

Meetings of the Board of Directors and Committees

The Board of Directors met four times in 2013 and not all members were present. The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In 2013, the Company paid $7,000 toward audit fees and no other accounting fees by the principal accountant for audit fees. For 2012, the Company paid $28,000 for audit fees and no other accounting fees by the principal accountant for the audit. The principal accountant was not paid any fees for other services in 2012 or 2013. The audit committee approved the engagement of the independent accountant for all services rendered in 2013.

Item 15. EXHIBITS.

EXHIBITS

Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 2, 2007, by and among MIT Holding, Inc. and Convention All Holdings, Inc. (1)
3.1	Certificate of Incorporation, as amended(2)
3.2	Bylaws (1)
4.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock of MIT Holding Inc. (1)
4.2	Form of warrant of MIT Holding Inc. issued in the Private Placement(1)
4.3	Registration Rights Agreement issued to investors in the Private Placement (1)
4.4	Registration Rights Agreement issued to investors in November 2006 Bridge Loan(1)
4.5	Promissory Note issued to Northern Healthcare Capital(1)
10.1	Credit and Security Agreement between MIT and Northern Healthcare Capital, dated April 2007(1)
10.2	Unit Purchase Option dated May 2, 2007(1)
10.3	Employment Agreement of William C. Parker dated as of June 30, 2006(1)
10.4	Employment Agreement of Arlene Wilhelm, dated December 2006, as amended(2)
10.5	Employment Agreement of Dexter Truax, dated December 2006, as amended (1)
10.6	Real Property Lease: 115B Echols St, Savannah(1)
10.7	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 202, Savannah(1)
10.8	Real Property Lease & Guaranty: 37 W. Fairmont Ave., Suite 204, Savannah(1)
10.9	Real Property Lease & Guaranty: 393 EH Court, Brunswick(1)
10.10	MIT’s 2006 Stock Incentive Plan(1)
10.11	2007 Stock Incentive Plan(2)
10.12	Agreement with MIURA Enterprises, dated December 20, 2007
10.13	Promissory Note between the Company and Globank Corp. dated as of July 29, 2008
10.14	Guaranty of William C. Parker in favor of Globank Corp. dated as of July 29, 2008
10.15	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of July 29, 2008
10.16	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp. dated as of July 29, 2008
10.17	Guaranty of MIT Ambulatory Care Center, Inc. in favor of Globank Corp. dated as of July 29, 2008
10.18	Amended and Restated Promissory Note dated as of December 31, 2010
10.19	Guaranty of Medical Infusions Technologies Inc. in favor of Globank Corp. dated as of December 31, 2010
10.20	Guaranty of Medical Infusions Technologies Ambulatory Care Center, LLC in favor of Globank Corp dated as December 31, 2010
10.21	Loan and Security Agreement between Mit Holding, Inc, Medicsl Infusion Technologies, Inc. Medical Infusiion Technologies Ambulatory Care Center, LLC and MIT Ambulatory Care Center, Inc in favor of Globank Corp, dated as of December 31, 2010 .
10.22	Guaranty of William C. Parker in favor of Globank Corp. dated as of December 31, 2010
10.23	Guaranty of MIT Ambulatory Care Center, Inc in favor of Globank Corp dated as of December 31, 2010
10.24	License agreement between the Company and Vivakor Inc. dated as of October 13, 2010 (4)
10.25	Stock purchase agreements between MITRX Corporation and Direct Home Pharmacy, Inc. and Palmetto Long Term Care Pharmacy, LLC dated January 14, 2011 (5) dated February 4, 2011
14.1	Code of Ethics
21.1	List of subsidiaries of MIT
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 15d-14(a)
32.2	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	This Exhibit is filed as an Exhibit to the Form 8-K filed by the Company with the Securities Exchange Commission on May 8, 2007, and incorporated herein by reference.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ Walter H.C. Drakeford
Walter H.C. Drakeford, Chief Executive Officer

Date: April 15, 2014

Signature	Title	Date

/s Walter H. C. Drakeford	President, Chief Executive Officer,	April 15, 2014
Walter H. C. Drakeford	Chief Financial Officer, Director

/s/ Tommy J. Duncan	Director	April 15, 2014
Tommy J. Duncan

