Form 10-Q
period 2014-03-31
MIT Holding, Inc.
filed 2014-06-05
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 333-13679

MIT HOLDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3420795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

11835 W. Olympic Blvd, Suite 1235E, Los Angeles, CA 90064
(Address of principal executive office) (Zip Code)

Registrant’s telephone number: (310) 312-6888

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

The number of shares of common stock, no par value per share, outstanding as of May 21, 2014 was 34,826,521.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2014

INDEX

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,955	$38,337
Accounts receivable, net of allowance for doubtful accounts of $342,028 and $342,027, respectively	224,333	180,516
Inventories	128,906	135,911
Employee advances	-	450
Prepaid expenses and other current assets	8,976	9,526

Total current assets	481,870	364,740

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,338 and $133,338, respectively	27,256	27,256

OTHER ASSETS
Note receivable from purchaser of discontinued operations	479,221	479,221

Total other assets	479,221	479,221

TOTAL ASSETS	$988,347	$871,217

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,994,131	$3,403,446
Current portion of long-term debt	1,213,647	1,213,647

Total current liabilities	4,207,778	4,617,093

Long-term debt	-	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.67 and 179.67 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,614,729	5,024,044

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (included in liabilities)	-	-
Series B Preferred stock, $0.000001 par value 1,100,000 shares authorized. 1,100,000 shares outstanding at March 31, 2014 ( See Note Q)	1	1
Common stock, $0.000001 par value; 250,000,000 shares authorized, 34,826,521 and 28,910,601 shares issued and outstanding and to be issued at March 31, 2014 and December 31, 2013, respectively	145	139
Additional paid-in capital	9,033,712	8,259,648
Accumulated deficit	(12,660,240)	(12,412,615)

Total stockholders’ deficiency	(3,626,382)	(4,152,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$988,347	$871,217

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

UNAUDITED AND UNREVIEWED

	March 31, 2014	March 31, 2013

Revenue

Sales and services rendered	$209,982	$433,063

Cost of medical supplies	82,191	240,689

Gross profit	127,791	192,374

Operating Expenses
Salaries and payroll cost	58,534	195,415
Selling, general and administrative	113,532	366,239
Provision for doubtful accounts	-	-
Depreciation and amortization	-	-

Total operating expenses	172,066	561,654

Income (loss) from operations	(44,275)	(369,280)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Interest expense	(61,450)	(64,810)

Income (loss) before provision for income taxes	(105,726)	(433,790)

Provision for income taxes	-	-

Net income (loss)	(105,726)	(433,790)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$(105,726)	$(433,790)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	32,854,548	10,290,717

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED AND UNREVIEWED)

	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2012			8,826,081	88	7,582,166	(10,998,853)	(3,417,599)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2012	1,100,000	1			79,997		79,998

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the twelve months ended December 31, 2013			-	-		(1,554,662)	(1,554,662)

Balance at December 31, 2013	1,100,000	1	28,910,601	140	8,264,648	(12,554,514)	(4,289,726)

Issuance of common stock for Settlement of liabilities in second quarter 2014			5,915,920	6	769,064		769,070

Net loss for the three months ended March 31, 2014			-	-		(105,726)	(105,726)

Balance at March 31, 2014	1,100,000	1	34,826,521	146	9,033,712	(12,660,909)	(3,626,382)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

UNAUDITED AND UNREVIEWED

	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income (loss)	$(105,726)	$(433,791)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Depreciation and amortization	-	-
Changes in operating assets and liabilities:
Accounts receivable	(43,817)	(12,680)
Inventories	(7,006)	(5,846)
Prepaid expenses and other current assets	1000	-
Employee advances	-	-
Accounts payable and accrued expenses	(546,214)	(381,594)
Net cash provided by operating activities	(687,751)	(70,723)

INVESTING ACTIVITIES
Capital expenditures

Net cash used for investing activities

FINANCING ACTIVITIES
Issuance of common stock for services	769,070	107,535
Repayment of debt		(33,291)

Net cash used for financing activities	769,070	(74,304)

NET INCREASE (DECREASE) IN CASH	81,319	3,581

CASH BALANCE BEGINNING OF PERIOD	38,336	52,757

CASH BALANCE END OF PERIOD	$119,655	$56,339

Supplemental Disclosures:
Interest	$61,450	$64,510
Taxes	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through three wholly-owned subsidiaries, MIT distributes wholesale pharmaceuticals, administers intravenous infusions, provides medical management services, operates an ambulatory center where therapies are administered and sells and rents home medical equipment.

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

In May, 2007, we changed our ticker symbol on the OTC Bulletin Board to MITD.OB.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5 - 7 years
Computer equipment	3 - 7 years
Vehicles	5 - 7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

8.	Long-Lived Assets

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

March 31, 2014

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 405 for the year ended March 31, 2014 and $ 38,140 for the year ended December 31, 2013.

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

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended March 31, 2014 and 2013, diluted weighted average number of common shares outstanding exclude 3,593,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

March 31, 2014

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

NOTE B – GOING CONCERN

At March 31, 2014, the company had negative working capital of $3,725,908 and a stockholders’ deficiency of $3,626,382. From inception the Company has incurred an accumulated deficit of $12,660,240. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE C – RESERVED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,
	2014	2013
Ambulatory care	$115,965	$73,835
Infusions	227,260	242,156
Durable medical equipment	223,135	133,051

Total	566,360	449,042

Allowance for doubtful accounts	(342,027)	(200,127)

Net	$224,333	$248,915

The allowance for doubtful accounts changed as follows:

	Year Ended March 31,
	2014	2013
Balance, beginning of year	$342,027	$200,127
Provision for doubtful accounts	-	-
Writeoffs		-

Balance, March 31,2014	$342,027	$200,127

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	March 31,
	2014	2013
Ambulatory care	$25,781	$45,223
Infusions	50,723	75,373
Durable medical equipment	52,582	30,149
		-

Total	$128,906	$150,745

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	March 31,
	2014	2013
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt is as follows:

	March 31, 2014	March 31, 2013
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Chairman and President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$694,227	$717,222

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of William C. Parker.	154,863	146,242

Smith Medical installment loan, interest at 12% due in monthly installments of principal and interest of $5,212 through December 28, 2013, secured by guaranty of William C. Parker.	22,962	49,962

Metro Medical installment loan, interest at 1% due in monthly installments of principal and interest of $20,000 through April 10, 2014, secured by guaranty of William C. Parker.	341,595	354,595

Total	1,213,646	1,268,021

Current portion of debt	-	314,033

Long – term debt	$1,213,646	$953,988

At March 31, 2014, the debt is due as follows:

Year ending December 31,
2014	1,213,646

Less unamortized debt discounts	(410,000)
Net	$813,646

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT (continued)

On December 31, 2010, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014 and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011) (the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at March 31, 2014.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at March 31, 2014 and will be amortized over the term of the New Note and recognized as interest expense.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

	Common Shares Equivalent	Fair Value
Series A Convertible Preferred Stock	3,793,460	$227,608
Warrants	8,168,780	106,194

Total financial instruments	11,962,240	$333,802

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

The fair values of the financial instruments consisted of:

	March 31, 2014		December 31, 2013
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2014:

	Common Shares Equivalent	Fair Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2011	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, March 31, 2014	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2014 and December 31, 2013, there are 179.7 and 179.7 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 200 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 179.7 shares issued and outstanding as of March 31, 2014 (December 31,2013: $1,896,730 for the 179.7 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at March 31, 2014 and December 31, 2013 respectively.

On October 12, 2012, the Board of Directors authorized 1,100,000 shares of Series B preferred stock, at a par value of $0.000001. During the 2nd Quarter 2013, 1,100,000 shares were issued (550,000 each) to two separate vendors in settlement of $80,000 in debt occurred for prior services. See Note O

NOTE J – ISSUANCE OF COMMON STOCK

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

On August 17, 2011, the Company issued a total of 2,910,424 shares of common stock valued at a price of $0.04 per share or $1,164,170 total for services rendered. 2,500,000 shares were issued to a corporation affiliated with the Company’s chief financial officer, 350,424 were issued to the Company’s chief executive officer, and a total of 60,000 shares were issued to six board members (10,000 shares each). The Company included the $1,164,170, estimated fair value of the shares in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2013 and increased common stock and additional paid-in capital by the same amount.

In October, 2012, the company recognized the issuance of 686,000 shares of common stock valued at a price of $0.02 cents per share or $137,200 for consideration of services rendered and for acquisition costs relating to Palmetto Long Term Care (PLTC).

On February 22, 2013 the Company issued a total of 3,584,520 shares of common stock to various vendors providing legal and consulting services valued at .003 cents per share.

On March 15, 2013 the company announced a reverse stock split wherein for each 10 shares of common stock owned, 1 share of stock would be issued. This reduced the number of shares outstanding from 124,606,011 to 12,460,601

On May 15, 2013, the Company issued 16,500,000 shares of Common Stock in Exchange for services and debt.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2012 and December 31, 2013 and for the three months ended March 31, 2014 follows:

All options have expired as of August 12, 2012

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2012	60,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2013	60,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at March 31, 2014	60,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at March 31, 2014 and 2013 are:

All options have expired as of August 12, 2012.

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	60,000	60,000	$0.50	May 2, 2012

Totals	60,000	60,000

Common stock purchase warrants outstanding at March 31, 2014 and March 31, 2013 are:

All warrants have expired as of August 13, 2012.

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	3 Months Ended	3 Months Ended
	March 31, 2014	March 31, 2013

Expected income tax expense (benefit) at 34%	$35,946	$147,849
Non-deductible stock-based compensation		107,535
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values
Change in valuation allowance	35,946	255,384

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2014	March 31, 2013

Allowance for doubtful accounts	$342,027	$200,127
Net operating loss carryforward	2,422,594	2,314,594
Total	2,764,621	2,514,721
Less valuation allowance	(2,764,21)	(2,514,721)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of March 31, 2014 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE L – OPERATING SEGMENTS

The Company has four principal segments, which are as follows:

●	Medical Infusion “Infusion”

●	MIT Wholesale “Wholesale”

●	Durable Medical Equipment - “DME”

●	MIT Ambulatory Care Center -“Ambulatory”

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

The following tables show the summarized financial information of the Company’s reportable segments at March 31, 2014 and 2012 and for the years then ended:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE M – SEGMENTS (Continued)

For the three months ended March 31,

	Infusion	Wholesale	Ambulatory	DME		Combined

2014
Revenue	$57,737,	$-	$48,052	$104,192	$-	$209,981
Income (loss) from operations	(136,924)	-	29,624	63,384		(44,276)
Depreciation and amortization	-	-	-	-	-	-
Assets	$774,831	$-	73,341	$139,176	-	$988,347

2013
Revenue	$258.005	$-	$59,217	$115,841	$-	$433,063
Income (loss) from operations	(417,527)	(11,362)	3,085	(7,987)		(433,791)
Depreciation and amortization	-	-	-	-	-	-
Assets	$677,652	$-	63,958	$118,236	-	$859,846

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of March 31, 2014, there are no current Employment Agreements in effect.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE O – COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company is headquartered in Los Angeles, California at 11835 W. Olympic Blvd, Suite 1235E and leases office space, under a month to month verbal agreement at rent totaling $ 2,142.50 per month. The Company’s administrative Offices are at 601 Jefferson Davis Hwy, Suite 201, Fredericksburg, VA 22401. The operating clinic is located at a rented facility at 115 Echols Street, which consists of a building with a warehouse for inventory and is also to location of MIT’s pharmacy, clean room for Compounding and the Ambulatory center. This facility provides for rent of $3,000 per month and is on a month to month basis. This lease is personally guaranteed by William C. Parker.

Rent expense for the period ended March 31, 2014 and 2013 was $10,048 and $ 16,678, respectively.

At March 31, 2014, future minimum rental commitments under all non-cancellable operating leases are due as follows:

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

UNAUDITED AND UNREVIEWED

NOTE P – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, the Company incurred consulting fees of $0 and $34,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

NOTE Q – SUBSEQUENT EVENTS

There are no additional subsequent events to report.

The accompanying notes are an integral part of these statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Through its subsidiaries, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT and it’s subsidiaries have been based in Savannah, Georgia for years and operated the infusion clinic and ambulatory center there. Our home infusion and ambulatory center accounts for the majority of our revenue and is anticipated to be our most significant area of growth. Although this was not the case in the quarter ended March 31, 2014, and is not anticipated to be a significant area of growth in the immediate future

Critical Accounting Policies

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

Results of Operations

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013.

Revenues

Consolidated revenues for the quarter ended March 31, 2014 were $209,982 as compared to $433,063 for the quarter ended March 31, 2013, representing an decrease of $233,081 or 51.5%. The decrease in sales and all expense categories is due to the decrease in activity at all operating locations for the three months ended March 31, 2014. Consolidated cost of sales for the quarter ended March 31, 2014 were $82,191 or 55.6% of sales as compared to cost of sales for the quarter ended March 31, 2013 of $240,689 or 55.6% of sales. This resulted in a gross profit for this quarter of $642,270 or 53.3% as compared to gross profit for the same quarter in 2012 of $642,270 or 39.1%. Decreases in Ambulatory revenue was due to decreased referrals and reimbursement rates due to changes in Health Care Laws. Decreases in revenue in the Home Infusion and Durable Medical Equipment divisions were realized creating minor offsets. The decrease in the costs of good sold for the quarter were due to decreased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

The Company has four principal segments, which are as follows:

●	Medical Infusion “Infusion”

●	MIT Wholesale-”Wholesale”

●	Durable Medical Equipment-”DME”

●	MIT Ambulatory Care Center-”Ambulatory”

“Infusion” is a provider of intravenous therapies to patients at their home, at a designated facility. MIT’s primary product lines are centered upon infusion therapy.

“Wholesale” is the division responsible for the marketing and distribution of Wholesale Pharmaceuticals.

“DME” carries a variety of durable medical equipment and supplies.

“Ambulatory” administers the intravenous therapies to patients in the Company’s facility

The following tables show the operations of the Company’s reportable segments:

For the three months ended March 31,

	Infusion	Wholesale	Ambulatory	DME		Combined

2014
Revenue	$57,737	$-	$48,052	$104,192	$-	$209,981
Income (loss) from operations	(136,924)	-	29,624	63,384		(44,276)
Depreciation and amortization	-	-	-	-	-	-
Assets	$774,831	$-	73,341	$139,176	-	$988,347

2013
Revenue	$258.005	$-	$59,217	$115,841	$-	$433,063
Income (loss) from operations	(417,527)	(11,362)	3,085	(7,987)		(433,791)
Depreciation and amortization	-	-	-	-	-	-
Assets	$677,652	$-	63,958	$118,236	-	$859,846

Operating Expenses

Total operating expenses decreased $388,587 or 69.1% to $172,066 for the quarter ended March 31, 2014, from $560,654 for the same period in 2013. The decrease in operating expense is attributable to the decrease in personnel costs. The major components of operating expense exclusive of discontinued operations include:

●	Salaries and payroll related costs decreased from $195,415 to $58,534 for the first quarter of 2014 or a reduction of 70.1% over the quarter ended March 31, 2013. The decrease was due primarily to changes in personnel in various departments that reduced costs while maintaining the quality of services performed.

●	Selling, general and administrative expenses decreased $251,707 or 68.9% to $113,532 for the quarter ended March 31, 2014 as compared to $365,868 for the same period in 2013. The company has been able to reduce spending levels at a modest rate with decreasing revenues and margins. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Other payroll and benefits costs were $6,077; consulting fees for the quarter were $26,096 account and legal expense were $7,465; rent expense was $20,577; office expense was $14,798 telephone expenses were $8,820. Additional expenses included utilities expense of $6,108; auto expense of $1,105 and contract labor of $12,713

●	Depreciation and amortization was $0 for the quarter ended March 31, 2014 as compared to $0 for the same period in 2013.

Income from Operations

Income from operations decreased ($324,004), or (87,8%), from $(368,280) in 2013 to ($44,276) in 2014. The decrease was attributable to the $64,584 decrease in gross profit resulting from lower revenues and the $ 388,588 decrease in operating expenses discussed above.

Net income (Loss)

Net income (loss) decreased $327,065 from net loss of ($432,791) in 2013 to a net loss of ($105,726) in 2014. The decrease is attributable to decrease in the revenues for the period.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $119,655 as compared to $56,338 at March 31, 2013. As of March 31, 2014 we had a working capital deficit of $(3,725,908). For the three months ended March 31, 2014, net cash used by operating activities aggregated ($687,751) as compared to cash used by operating activities of ($70,723) for the three months ended March 31, 2013. Cash used by financing activities was $769,070 which was used to reduce creditor balances. As of December 31, 2013, we had cash of $38,337 as compared to a cash balance of $52,758 as of December 31, 2012.

As of March 31, 2014 , we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 14.9% per annum. The term loan from Globank, Inc. matures on January 31, 2014.

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

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2014, we were engaged in litigation in the normal course of business.

Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Walter H.C. Drakeford and Principal Financial Officer, Robert L. Yates, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: June 5, 2014	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, President, Chairman and Chief Executive Officer

