Form 10-Q
period 2014-09-30
MIT Holding, Inc.
filed 2014-11-19
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, no par value per share, outstanding as of November 5 , 2014 was 88,479,914.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2014

INDEX

TABLE OF

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,017	$38,337
Accounts receivable, net of allowance for doubtful accounts of $342,028 and $342,027, respectively	252,205	180,516
Inventories	123,284	135,911
Employee advances	-	450
Prepaid expenses and other current assets	-	9,526

Total current assets	387,306	364,740

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,338 and $133,338, respectively	27,256	27,256

OTHER ASSETS
Note receivable from purchaser of discontinued operations	400,000	479,221

Total other assets	-	479,221

TOTAL ASSETS	$814,862	$871,217

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,918,594	$3,403,446
Current portion of long-term debt	1,194,847	1,213,647

Total current liabilities	4,113,441	4,617,093

Long-term debt	-	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F) B	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.67 and 179.67 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,520,392	5,024,044

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (included in liabilities)	-	-
Series B Preferred stock, $0.000001 par value 1,100,000 shares authorized. 1,100,000 shares outstanding at September 30, 2014 ( See Note Q)	1	1
Common stock, $0.000001 par value; 250,000,000 shares authorized,89,479,914 and 77,265,037 shares issued and outstanding and to be issued at September 30, 2014 and December 31, 2013, respectively	981	139
Additional paid-in capital	10,300,965	8,259,648
Accumulated deficit	(14,007,477)	(12,412,615)

Total stockholders’ deficiency	(3,705,530)	(4,152,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$814,862	$871,217

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

UNAUDITED AND UNREVIEWED

	September 30, 2014	September 30, 2013

Revenue

Sales and services rendered	$238.062	$430,157

Cost of medical supplies	42,549	159,766

Gross profit	165,513	270,391

Operating Expenses
Salaries and payroll cost	5,600	151,077
Selling, general and administrative	139,118	330,109
Provision for doubtful accounts	-	-
Depreciation and amortization	-	-

Total operating expenses	144,718	481,186

Income (loss) from operations	20,795	(210,795)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Interest expense	(123,900)	(66,600)

Income (loss) before provision for income taxes	(147,284)	(277,395)

Provision for income taxes	-	-

Net income (loss)	(147,284)	(277,395)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$(147,284)	$(277,395)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	xxx,541	28,910,601

The accompanying notes are an integral part of these statements.

 MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

UNAUDITED AND UNREVIEWED

	September 30, 2014	September 30, 2013

Revenue

Sales and services rendered	$711,215	$1,352,561

Cost of medical supplies	233,462	598,326

Gross profit	477,753	754,235

Operating Expenses
Salaries and payroll cost	126,212	483,424
Selling, general and administrative	334,129	1,193,944
Provision for doubtful accounts	-	-
Depreciation and amortization	-	-

Total operating expenses	480,341	1,677,368

Income (loss) from operations	(2,588)	(923,133)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Interest expense	(182,285)	(363,932)

Income (loss) before provision for income taxes	(41,558)	(1,287,065)

Provision for income taxes	-	-

Net income (loss)	(41,558)	(1,287,065)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$(41,558)	$(1,287,065)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	34,826,521	20,055,365

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED AND UNREVIEWED)

	Series B Preferred Shares	$.0000001 par value Amount	Common Stock Shares	$0.000001 par value Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder (Deficiency)

Balance at December 31, 2012			8,826,081	88	7,582,166	(10,998,853)	(3,417,599)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2012	1,100,000	1			79,999		80,000

Issuance of common stock for services in second quarter 2013			16,500,000	165	494,835		495,000

Net loss for the twelve months ended December 31, 2013			-	-		(1,554,662)	(1,554,662)

Balance at December 31, 2013 as previously stated	1,100,000	1	28,910,601	289	8,264,500	(12,554,514)	(4,289,726)

Additional shares Issued in Second Quarter of 2013			48,354,435	633	1,267,605		1,268,238

Balance at December 31, 2013 restated for Stock issuance	1,100,000	1	77,265,037	922	9,531,954	(14,192,.350)	(4,659,474)

Issuance of common stock for settlement of liabilities in second quarter 2014			5,915,520	59	769,011		769,070

Issuance of Common shares for purchase of debt in third quarter 2014			6,298,957

Net loss for the nine months ended September 30 ,2014			-	-		(184,873)	(184,873)

Balance at September 30 2014	1,100,000	1	89,479,914	981	10,300,965	(14,007,477)	(3,705,530)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

UNAUDITED AND UNREVIEWED

	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income (loss)	$(184,873)	$(1,287,065)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Issuance of common stock for Services	769,070	-
Changes in operating assets and liabilities:
Accounts receivable	(71,689)	(18,559)
Inventories	14,527	(55,998)
Prepaid expenses and other current assets	3,194	-
Other receivables	6,331
Employee advances	450	1,430
Accounts payable and accrued expenses	(534,568)	481,196)
Net cash provided by operating activities	(3,888)	(601,640)

INVESTING ACTIVITIES
Issue of Notes Payable for Trade Payables		(33,168)

Net cash used for investing activities		(33,168)

FINANCING ACTIVITIES
Issuance of common stock for services		682,536
Repayment of debt	(30,209)	(52,606)

Net cash used for financing activities	(30,209)	629,930

NET INCREASE (DECREASE) IN CASH	(26,321)	(4,878)

CASH BALANCE BEGINNING OF PERIOD	38,337	52,569

CASH BALANCE END OF PERIOD	$12,016	$47,691

Supplemental Disclosures:
Interest	$182,285	$297,332
Taxes	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

September 30, 2014

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

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

September 30, 2014

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

September 30, 2014

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

Advertising costs are expensed as incurred. Advertising expense totaled $405 for the year ended September 30, 2014 and $38,140 for the year ended December 31, 2013.

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

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended September 30, 2014 and 2013, diluted weighted average number of common shares outstanding exclude 3,593,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

September 30, 2014

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

NOTE B – GOING CONCERN

At September 30, 2014, the company had negative working capital of $2,819,478 and a stockholders’ deficiency of $3,667,940. From inception the Company has incurred an accumulated deficit of $12,779,515. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE C – RESERVED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30,
	2014	2013
Ambulatory care	$-	$62,714
Infusions	-	209,003
Durable medical equipment	594,232	183,205

Total	594,232	454,922

Allowance for doubtful accounts	(342,027)	(200,128)

Net	$252,205	$248,914

The allowance for doubtful accounts changed as follows:

	Year Ended September 30,
	2014	2013
Balance, beginning of year	$342,027	$200,128
Provision for doubtful accounts	-	-
Writeoffs		-

Balance, March 31,2014	$342,027	$200,127

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	September 30,
	2014	2013
Ambulatory care, DME, Infusion	$123,384	$45,223
Infusions	-	75,373
Durable medical equipment	-	30,149
		-

Total	$123,384	$150,745

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	September 30,
	2014	2013
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt is as follows:

	September 30, 2014	September 30, 2013
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Chairman and President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$705,727	$694,227

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of William C. Parker.	139,129	154,863

Smith Medical installment loan, interest at 12% due in monthly installments of principal and interest of $5,212 through December 28, 2013, secured by guaranty of William C. Parker.	5,396	22,962

Metro Medical installment loan, interest at 1% due in monthly installments of principal and interest of $20,000 through April 10, 2014, secured by guaranty of William C. Parker.	344,595	341,595

Total	1,194,847	1,213,646

Current portion of debt	1,194,147	1,213,646

Long – term debt	$-	$1,213,646

At September 30, 2014, the debt is due as follows:

Year ending December 31,
2014	1,194,147

Less unamortized debt discounts	(410,000)
Net	$794,847

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011) (the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2013. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at September 30, 2014.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at September 30, 2014 and will be amortized over the term of the New Note and recognized as interest expense.

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

September 30, 2014

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

The fair values of the financial instruments consisted of:

	September 30, 2014		December 31, 2013
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2014:

	Common Shares Equivalent	Fair Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, September 30, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, September 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance September 30, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance September 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2011	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, September 30, 2014	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of September 30, 2014 and December 31, 2013, there are 179.7 and 179.7 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 200 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 179.7 shares issued and outstanding as of September 30, 2014 (December 31,2013: $1,896,730 for the 179.7 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at September 30, 2014 and December 31, 2013 respectively.

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

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2012 and December 31, 2013 and for the three months ended September 30, 2014 follows:

All options have expired as of August 12, 2012

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2012	60,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2013	60,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2014	60,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at September 30, 2014 and 2013 are:

All options have expired as of August 12, 2012.

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	60,000	60,000	$0.50	May 2, 2012

Totals	60,000	60,000

Common stock purchase warrants outstanding at September 30, 2014 and September 30, 2013 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	3 Months Ended	3 Months Ended
	September 30, 2014	September 30, 2013

Expected income tax expense (benefit) at 34%	$35,946	$147,849
Non-deductible stock-based compensation		107,535
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values
Change in valuation allowance	35,946	255,384

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	September 30, 2014	September 30, 2013

Allowance for doubtful accounts	$342,027	$200,127
Net operating loss carryforward	2,422,594	2,314,594
Total	2,764,621	2,514,721
Less valuation allowance	(2,764,21)	(2,514,721)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of September 30, 2014 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE M – SEGMENTS (Reserved)

This Note is reserved for future reporting. As of September 30, 2014, there are no active segment operations to report.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of September 30, 2014, there are no current Employment Agreements in effect.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Rent expense for the period ended September 30, 2014 and 2013 was $9,162 and $ 16,678, respectively.

At September 30, 2014, future minimum rental commitments under all non-cancellable operating leases are due as follows:

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

UNAUDITED AND UNREVIEWED

NOTE P – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company incurred consulting fees of $0 and $34,000, respectively, included within “Selling, general and administrative” expenses to a company that has a professional relationship with the Company’s Co-chairmen.

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

Overview

Through its affiliations and contractors, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT and it’s subsidiaries have been based in Savannah, Georgia for years and operated the infusion clinic and ambulatory center there. Our home infusion and ambulatory center accounts for the majority of our revenue and is anticipated to be our most significant area of growth. Although this was not the case in the quarter ended September 30, 2014, and is not anticipated to be a significant area of growth in the immediate future. After extensive research, MIT has commenced it’s new business model, which excludes all hands on physical locations and exclusively works through contract relationships, affiliates and contractors. This will continue as the Company streamlines it’s system of medical management consulting.

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

Results of Operations

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013.

Revenues

Consolidated revenues for the nine months ended September 30, 2014 were $ 711,214 as compared to $ 1,352,561 for the nine months ended September 30, 2013, representing an decrease of $641,346 or 47.2%. The decrease in sales and all expense categories is due to the decrease in activity at all operating locations for the nine months ended September 30, 2014. Consolidated cost of sales for the 6 months ended September 30, 2014 were $233,482 or 32.8% of sales as compared to cost of sales for the 9 months ended September 30, 2013 of $ 598,326 or 44.2% of sales. This resulted in a gross profit for this period of $ 477,752 or 67.,2% as compared to gross profit for the same period in 2013 of $ 754,235 or 55.8%. Decreases in Ambulatory revenue was due to decreased referrals and offsets from Insurance carriers for overpayments/refunds due. Decreases in revenue in the Home Infusion and Durable Medical Equipment divisions were realized creating minor offsets. The decrease in the costs of good sold for the quarter were due to sales with higher profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

Operating Expenses

Total operating expenses decreased $ 1,197,027 or 71.1% to $480,341 for the nine months ended September 30, 2014, from $1,677,369 for the same period in 2013. The decrease in operating expense is attributable to the decrease in personnel costs. The major components of operating expense exclusive of discontinued operations include:

●	Salaries and payroll related costs decreased from $ 483,423 to $ 126,212 for the first 9 months of 2014 or a reduction of 73.9% over the 9 months ended September 30, 2013. The decrease was due primarily to changes in personnel in various departments that reduced costs while maximizing the quality of services performed.

●	Selling, general and administrative expenses decreased $839,816 or 70.3% to $354,128 for the quarter ended September 30, 2014 as compared to $ 1,193,945 for the same period in 2013. The company has been able to reduce spending levels at a modest rate with decreasing revenues and margins. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Other payroll and benefits costs were $ 423,423; consulting fees for the period were $ 26,756 accounting and legal expense were $ 74,596; rent expense was $ 36,117; office expense was $ 25,799 telephone expenses were $12,005 . Additional expenses included utilities expense of $ 6,822; auto expense of $2,179 and contract services were $40,487

●	Depreciation and amortization was $0 for the quarter ended September 30, 2014 as compared to $0 for the same period in 2013.

Income from Operations

Income from operations increased $920,545 or 71,2%, from $(923,133) in 2013 to (2,588) in 2014. The increase was attributable to the restructuring of the operations with a substantial decrease in personnel and curtailing unnecessary spending in all segments in lower revenues and the decrease in operating expenses as discussed above.

Net income (Loss)

Net income (loss) increased $ 1,102,193, from net loss of ($1,287,066) in 2013 to a net loss of ($184,873) in 2014. The increase is attributable to decrease in the all expense categories along with decreasing revenues.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $12,016 as compared to $ 38,337 September 30, 2013. As of September 30, 2014 we had a working capital deficit of $(,2,799,768). For the nine months ended September 30, 2014, net cash used by operating activities aggregated ($3,888) as compared to cash used by operating activities of ($601,640) for the nine months ended September 30, 2013. Cash used by financing activities was $ 0. As of December 31, 2013, we had cash of $38,337 xxx as compared to a cash balance of $525,758 as of December 31, 2012.

As of September 30, 2014, we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 14.9% per annum. The term loan from Globank, Inc. matures on January 31, 2014.

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

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2014, we were engaged in litigation in the normal course of business.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: November 19, 2014	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, President, Chairman and Chief Executive Officer

