Form 10-K
period 2014-12-31
MIT Holding, Inc.
filed 2015-04-20
CIK 1367416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 12, 2015, the registrant had 96,259,621 shares of common stock issued and outstanding.

At June 30, 2014, the aggregate market value of the voting stock held by non-affiliates was $1,608,625 based upon 13,405,212 shares held by non-affiliates, and the average of the bid price and the asked price of $.12 per share.

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

2

MIT Holding, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

MIT Holding, Inc., a Delaware corporation, is a holding company. Through it’s affiliations and contractors prepares intravenous medication for home infusion by the patient, administers intravenous infusions, provides medical management services, ambulatory center where therapies are administered and sells and rents home medical equipment.

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

MIT Business and Operations

Overview

Through its affiliates and contractors, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. These services are carried out through a full service compounding pharmacy.

Strategy

MIT’s strategy is to continue marketing for its clinical/medical management consulting business in areas of Infusion, Ambulatory Care and Durable Medical Equipment (DME). 2010 saw a minor increase in revenue due to contraction of the economy which led to decreases in referrals and therapies administered over the last 2 years. The demand for these services is created through physicians, hospitals and insurance companies and should continue to provide an array of referrals. The Company is no longer devoting substantial resources to prior activities, but this focus may change if market conditions and the Company’s financial condition improve.

Wholesale Distribution

MIT is not pursuing the domestic wholesale distribution line of business, at this time.

Our Suppliers

MIT purchased the majority of its products for domestic sales from major distributors and several minor distributors. In 2010 the three major distributors supplied approximately 87.8% of the Company’s purchasing needs with the other 12.2% from the other distributors. The Company does not have long-term contracts or arrangements with any of these distributors. The loss of certain of these distributors could have a material adverse effect on our operations, although most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of patients. However, some pharmaceuticals are only available through the manufacturer and may be subject to limits on distribution. In such cases, It is necessary to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet the patients’ needs. Several national delivery companies are used as an important part of the local and national distribution of products and services, particularly in the delivery of certain specialty pharmaceutical products.

Pharmacy Services, Home Infusion Therapy and Ambulatory Centers

MIT, through it’s affiliates and contractors provide infusion pharmacy services through its contracted pharmacy. All contracted pharmacies maintain a license from the Drug Enforcement Agency, and can dispense infusible and non-infusible prescription pharmaceuticals to treat a wide range of chronic and acute health conditions. Many infusion therapies cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and are not generally equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. As a result, these specialty pharmaceuticals are generally provided by pharmacies that focus primarily on filling, labeling and delivering injectible pharmaceuticals and related support services.

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

MIT refers pharmacy customers to choose to have their therapies administered at a contracted the ambulatory care center staffed by two full-time nurses and one part-time doctor or in their own homes MIT refers patientsfor the following services:

●	Medication and supplies for administration and use at home or within our ambulatory infusion center;

●	Consultation and education regarding the patient’s condition and the prescribed medication;

●	Clinical monitoring and assistance in monitoring potential side effects; and

●	Assistance in obtaining reimbursement.

MIT refers its patients for the following home infusion therapies:

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

Home Medical Equipment

The home medical equipment division carries a wide variety of durable medical equipment and supplies for purchase or lease. The division can rapidly obtain a wide variety of home medical equipment products to match almost any request, from electric wheelchairs to nebulizers. Most of MIT’s business in 2013 related to home medical equipment was from physician referrals.

Billing and Significant Payors

MIT derives most of its revenue from contracts with third party payors, affiliates, contractors, self pay patients and self-insured employers. Where permissible, they bill patients for any amounts not reimbursed by third party payors. For the most part, MIT’s revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (AWP) of each pharmaceutical. Nursing services are typically paid separately, on a per visit basis, while other patient support services and ancillary medical supplies are either reimbursed separately or on a per diem basis, where applicable.

MIT is responsible for its own billing and collection practices. MIT bills payors and tracks all of its accounts receivable through computerized billing systems. These systems allow the billing staff the flexibility to review and edit claims in the system before such claims are submitted to payors, which are submitted either electronically or through the mail. MIT utilized electronic claim submission by third party services whenever possible to expedite claim review and payment, and to minimize errors and omissions.

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

Sales and Marketing

MIT’s sales and marketing efforts focus on establishing, maintaining and strengthening relationships with local and regional referral sources and maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products.

Most new contracts patients are referred to MIT affiliates and contractors by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs) or other managed care organizations, insurance companies and home care agencies. The sales force is responsible for establishing and maintaining these referral relationships.

Government Regulation

MIT’s contracts and operations are subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, MIT’s business is impacted not only by those laws and regulations that are directly applicable to it but also by certain laws and regulations that are applicable to its managed care and other clients. If MIT, it’s affiliates or contractors fails to comply with the laws and regulations directly applicable to its business, it could suffer civil and/or criminal penalties, and it could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on its business.

Professional Licensure. Doctors, Nurses, pharmacists and certain other healthcare professionals are required to be individually licensed or certified under applicable state law. MIT’s contractors perform criminal and other background checks on all personnel and takes steps to ensure that all individuals possess all necessary licenses and certifications, and MIT believes that its employees comply in all material respects with applicable licensure laws.

Pharmacy Licensing and Registration. Georgia laws require that a pharmacy must be licensed as an in-state pharmacy to dispense pharmaceuticals in Georgia and that home infusion companies to be licensed as home health agencies. MIT believes that its contractors and affiliates comply with all state licensing laws applicable to its business. If a pharmacy is unable to maintain its licenses, its ability to operate would be severely limited, which could have an adverse impact on its business.

Laws enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as some similar state agencies, require a pharmacy to register in order to handle controlled substances, including prescription pharmaceuticals. Federal and state laws also require that the pharmacy follow specific labeling, reporting and record-keeping requirements for controlled substances. All contracted pharmacies maintain federal and state controlled substance registrations for each of its facilities that require such registration and follows procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

Food, Drug and Cosmetic Act. Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. MIT believes that it contractors and affiliates comply with all applicable requirements.

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

Stark Law & Anti-Kickback Statute. MIT’s affiliates and contractors along with its customers are subject to fraud and abuse laws, including the federal anti-kickback statute and the Stark law. The anti-kickback statute prohibits persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a person for the furnishing or arranging for the furnishing of any item or service or for inducing the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of items or services that are in any way paid for by Medicare, Medicaid, or other federal healthcare programs. The Stark law prohibits physicians from making referrals for designated health services to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. MIT attempts to structure all of its business relationships to comply with these laws.

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

Competition

The intravenous ambulatory market is highly fragmented with a small number of high volume participants. Most intravenous therapies are originally prescribed to patients while confined to a hospital, and MIT maintains significant relationships with most of the major hospitals. There are a number of other listed ambulatory centers.

Over twenty home medical equipment suppliers are in the area. Most are inside pharmacies. MIT maintains a competitive advantage in that once a patient is referred to MIT, MIT may cross-sell to the patient home medical equipment prescriptions written by the referring physician. MIT formed its home medical equipment division so that an infusion patient with a durable medical equipment prescription would not have to go to another source. Similarly, the pharmacy was established so an infusion patient with a prescription for pharmaceuticals could have the prescription filled by MIT’s contracted pharmacies.

Insurance

MIT carried a professional liability insurance policy that provides for coverage in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate. A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award, harming our financial condition and results of operations.

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

Employees

As of December 31, 2014, MIT employed 2 persons on a full-time basis of which both were involved in operation and administration. None of MIT’s employees are represented by a labor union or bound by a collective bargaining unit. MIT believes that its relationship with its employees is satisfactory.

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

Although we had revenues of $1,082,874 in 2014 and had receivables of $208,269 as of December 31, 2014, our inability to achieve sufficient increases in our revenues has created a liquidity challenge that raises doubt about our ability to continue as a going concern. The auditor’s opinion which accompanies our financial statements is qualified as to our ability to continue as a going concern. Revenues decreased in 2014 to $1,082,874 from $1,562,906 in 2013. In addition, collection of medical receivables can be delayed as they are submitted to insurance companies and government agencies, unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

On August 1, 2008, we received a term loan from Globank, Corp. (“Globank”) in the amount of $500,000 and used the proceeds to pay off our obligation to a factor. The term loan from Globank, Corp. matured on July 31, 2010. This loan was replaced by a new loan in 2010 with Globank (the “New Loan”). This New Loan accrues interest at a rate of 14.9% per annum and matured on December 31, 2014. The terms of the New Loan require monthly payments of accrued interest payments plus principal payments of $1,000 per month. A balloon payment of $1,002,727 is due on the maturity date. The new loan is secured by our assets and guaranties of the Company’s chief executive officer and our three subsidiaries

Our revenues are subject to fluctuations which may adversely affect our business

MIT’s revenues increased $688k from $6.4 million to $7.1 million in 2010. Revenues in 2011 declined to $5.9 million. In 2012, revenue fell to $3.3 million. In 2013, revenue decreased $1.8 million from $3.3 million to $1.5 million. In 2014, revenue decreased $480,000 from $1.5 million to $1.08 million.

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

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2014 and December 31, 2013, approximately 80.9% and 83.4% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients, contractors and affiliates. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be less than what we sought. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

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

Certain of the intravenous therapies that are distributed have limited shelf life and some, such as blood products, are subject to supply shortages. There can be no assurance that we can obtain the supplies of products that we desire. In such event, the operations of our wholesale distribution business will be adversely affected.

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

The marketing, sale and purchase of intravenous pharmaceutical therapies, pharmaceuticals, other medical supplies and provision of healthcare services generally is extensively regulated by federal and state governments. Other aspects of our business are also subject to government regulation. We believe we are operating our business in compliance with applicable laws and regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Accordingly, we cannot provide any assurance that our interpretation would prevail or that one or more government agencies will not interpret them differently. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from third party payors. Also, we could be affected by interpretations of what the appropriate charges are under government programs.

Some of the healthcare laws and regulations that apply to our activities include:

●	The federal “Anti-Kickback Statute” prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. Although there are “safe harbors” under the Anti-Kickback Statute, some of our business arrangements and the services we provide may not fit within these safe harbors or a safe harbor may not exist that covers the arrangement. The Anti-Kickback Statute is an intent based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Violations of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

●	The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services (“DHS”) that are reimbursable under Medicare. The Stark Law exempts certain business relationships which meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provides federal privacy protections for individually identifiable health information. Through the adoption of the Privacy Rule, HIPAA set national standards for the protection of health information for providers and others who transmit health information electronically. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

●	MIT must obtain state certain licenses or contracts to operate and dispense pharmaceuticals. If we are unable to maintain our licenses or if states or the federal government place burdensome restrictions or limitations on pharmaceutical distributors, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

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

We and other participants in the health care market are likely to continue to be subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. A successful claim not covered by a professional liability insurance ($1,000,000 per occurrence) or substantially in excess of our general liability insurance ($1,000,000 per occurrence) coverage could cause us to pay out a substantial award, harming our financial condition and results of operations. In addition, we retain liability on claims up to the $500 - $1,000 amount of our deductibles, which generally are upwards of $2,000 per year for infusion per occurrence. Further, our insurance policy is subject to annual renewal and it may not be possible to obtain liability insurance in the future on acceptable terms, with adequate coverage against potential liabilities, or at all. Also, claims against us, regardless of their merit or eventual outcome, could be a serious distraction to management and could harm our reputation.

We are controlled by our principal shareholders and as a result you may not be able to exert meaningful influence on significant corporate decisions.

At present, our officers and directors own approximately 62% of the issued and outstanding shares, including 50,100,000 shares over which an Officer had the right to vote until May 2009 and therefore have the ability to elect all of the members of the Board of Directors of the company. alone has the right to vote a majority of the outstanding shares of common stock. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

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

The following are the key terms of MIT’s lease agreements:

●	The lease on the corporate and administrative officesprovides for rent of $2,142.50 per month and is on a month to month basis.

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

Item 4. RESERVED

Item 5. Market For Common Equity And Related Stockholder Matters

Market information

Our common stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers’ OTCQB under the ticker symbol “MITD”. The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of MIT common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Period	High	Low

2014:
Quarter Ended March 31	$.27	$.12
Quarter Ended June 30.12		.06
Quarter Ended September 30.22		.07
Quarter Ended December 31.12		.05
2013:
Quarter Ended March 31	$.40	$.03
Quarter Ended June 30.12		.03
Quarter Ended September 30.50		.08
Quarter Ended December 31.40		.18

Holders Of Record

According to the Company’s transfer agent, the Company had approximately 140 stockholders of record as of April 1, 2015. Because many of the Company’s shares of common stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by those record holders.

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

Pursuant the New Loan, the Company issued Globank 5,000,000 restricted shares of its common stock on January 19, 2011 and Globank agreed not to transfer the stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the stock for all voting purposes through December 31, 2014, the maturity date of this loan. The Company agreed to redeem the stock no later than January 1, 2014 for an amount equal to $250,000 (the “Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank.

ITEM 6. SELECTED FINANCIAL INFORMATION

Following is a summary of our operations and financial condition from 2011 through 2014. You are urged to review the detailed audited financial statements and accompanying footnotes for a complete understanding of our operations.

	2014		2013		2012	2011
Net sales		$1,082,874		$1,562,906	3,355,518	5,933,206
Net income(loss) from continuing operations		$14,152		$(1,123,830)	(1,136,555)	(1,729,764)
Net income(loss) from discontinuing operations	$		$			400,000
Net income(loss)		$(226,533)		$(1,554,662)	(1,136,555)	(1,437,566)
Net income(loss) per Common share		$(.00)		$(.05)	(.01)	(.03)
Total assets		$619,361		$871,217	903,802	1,435,375
Long-term debt		$-		$-	953,988	718,516
Working capital		$(3,434,982)		$(3,435,265)	(2,410,839)	(1,786,841)
Stockholders’ equity		$(4,361,099)		$(4,289,726)	(3,548,469)	(2,241,913)

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

Overview

Through its affiliates and contractors, MIT prepares intravenous medication for home infusion by the patient, operates an ambulatory center where intravenous infusions are administered and sells and rents home medical equipment. MIT is now operating nationwide. MIT is currently negotiating with several service facilities.

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

Results of Operations

Comparison of year ended December 31, 2014 to the year ended December 31, 2013.

The following tables show the operations of the Company:

2014
Revenue	$1,082,874
Income (loss) from operations	14,152
Interest expense	240,684
Depreciation and amortization
Assets	619,361
2013
Revenue	$1,562,906
Income (loss) before taxes	(1,123,830)
Interest expense	430,832
Depreciation and amortization	0
Assets	871,217

Revenues

Revenue for the year ended 2014 was $1,082,874 as compared to $1,562,906 for the year ended December 31, 2013, representing an decrease of $480,032 or 69.3%. Consolidated cost of sales for the year ended December 31, 2014 were $305,296 or 28.2% of sales as compared to cost of sales for the year ended December 31, 2013 of $694,092 or 44.4% of sales. This resulted in a gross profit for the year ended December 31, 2014 of $777,578 or 71.8% as compared to gross profit for the year ended December 31, 2013 of $868,814 or 55.6%. The decrease in our revenue for the year ended 2014 were the result of decreased referrals and offsets from insurance carriers for overpayments/refunds due. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

Operating Expenses

Total operating expenses decreased $1,229,466 or a 61.7% decrease to $763,426 for the year ended December 31, 2014 from $1,992,892 for the year ended December 31, 2013.

The decrease in operating expense is attributable to a decrease in consulting expenses of $332,061 and reduced headcount during 2014 resulting in $453,871 decrease in labor expenses. The major components of operating expense include:

●	Salaries and payroll related costs decreased $453,871 to $131,813 for the year ended December 31, 2014 as compared to $585,683 for the year ended December 31, 2013, a decrease of 77.5%. The decrease was due primarily to the realignment of personnel at a decreased cost and reduced headcount.

●	Sales, general and administrative expenses decreased $633,420 or 49.9% to $631,641 for the year ended December 31, 2014 as compared to $1,265,061 for the year ended December 31, 2013. The decrease was due primarily to expenses for consulting and contract labor offset by increases in legal fees. Bad debt expense decreased $141,900 from $141,900 to $0. Additional decreases in spending were in insurance and office expense offset by increase in expenses relating to consulting fees and a decrease in payroll related costs. Consulting fees were $105,922; lease expense was $40,187; Insurance expense was $10,528; legal and professional expense was $75,596. Additional expenses included office expense of $26,415; automobile expense of $2,253; telephone expense of $13,238 and banking related expenses of $1,154.

●

Depreciation and amortization remained the same or 0.0% to $0 for the year ended December 31, 2014 as compared to $0 for the year ended December 31, 2013. The amount remained the same over recent years.

Operating Income

Operating income increased $1,137,982 or 101.3% to 14,152 for the year ended December 31, 2014 from $(1,123,830) for the year ended December 31, 2013. Operating income as a percentage of gross revenue was (76.5%) for the year ended December 31, 2014 as compared to (71.9%) for the year ended December 31, 2013.

Income Tax

There was no tax liability for 2014 and 2013 due to losses sustained in both years.

Net income

As a result of the above factors, net income (loss) decreased to ($226,533 ) for the year ended December 31, 2014 from $(1,554,661) for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $4,192 as compared to $38,336 at December 31, 2014. For the year ended December 31, 2014, net cash used by operating activities aggregated ($) as compared to cash used by operations for the year ended December 31, 2013 of ($619,350) .

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

Item 8. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Unaudited and unreviewed)	(Unaudited and unreviewed)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,192	$38,337

Accounts receivable, net of allowance for doubtful accounts of $208,269 and $180,516, respectively	208,269	180,516
Inventories		135,911
Employee advances		450
Prepaid expenses and other current assets		9,526

Total current assets	212,461	364,740

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $126,373, respectively	6,900	27,256

OTHER ASSETS
Note Receivable from purchaser of discontinued operation and amounts due to from related companies	400,000	479,221

Total other assets	400,000	479,221

TOTAL ASSETS	$619,361	$871,217

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,859,828	$3,403,446
Current portion of long-term debt	1,690,361	1,213,647

Total current liabilities	4,550,344	4,617,093

Long-term debt	-	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.6 and 179.6 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	151,738	151,738
Series B Preferred Stock 1,100,000 authorized , 0 issued (Note H)
Warrants	5,213	5,213

TOTAL LIABILITIES	4,315,069	4,315,069

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 1,796.73 and 1,796.73 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (included in liabilities)	-	-
Series B Preferred Stock $.000001 par value 1,100,000 shares authorized , 1,100,000 and 1,100,000 issued and outstanding at December 31, 2014 and 2012.	1	1

Common stock, $0.000001 par value; 250,000,000 shares authorized, 96,259,621,and 28,910,601 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	139	139
Additional paid-in capital	8,692,906	8,259,648
Accumulated deficit	(12,781,047)	(12,412,615)

Total stockholders’ equity (deficiency)	(4,087,934)	(4,152,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$619,361	$871,217

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
	(Unaudited and unreviewed)	(Unaudited and unreviewed)
Revenue

Sales and services rendered	$1,082,874	$1,562,906

Cost of medical supplies	305,296	694,092

Gross profit	777,578	868,814

Operating Expenses
Salaries and payroll cost	131,812	585,683
Selling, general and administrative	631,641	1,265,061
Provision for doubtful accounts	-	141,900
Depreciation and amortization	-	-

Total operating expenses	763,426	1,992,644

Income (loss) from operations	14,152	(1,123,830)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Interest expense	(240,684)	(430,832)

Income (loss) before provision for income taxes	(226,532)	(1,554,662)

Provision for income taxes	-	-

Net income (loss) from continuing operations	(226,532)	(1,554,662)

Discontinued operations (Note O):
Loss from operations of discontinued operations
Gain on disposition of discontinued operations
Income from discontinued operations

Net income (loss)	(226,532)	(1,554,662)

Increase in cumulative dividends payable on Series A Preferred Stock

Net income (loss) attributable to common stockholders	$(226,532)	$(1,554,661)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.05)
Discontinued operations	0.00	0.00
Total	$(0.00)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	28,910,601	28,910,601

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Serries B Preferred Stock	$0.000001 par value	Common Stock, $0.000001 par value		Additional paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at December 31, 2010			5,225,457	52	6,279,362	(8,527,203)	(2,247,789)

Unaudited and unreviewed:

Issuance of common stock for services in first quarter 2011			42,00	-	1,470	-	1,470

Issuance of common stock for services in third quarter 2011			2,910,424	29	1,164,141	-	1,164,170

Net loss for the year ended December 31, 2011			-	-		(1,329,763)	(1,329,763)

Balance at December 31, 2011			8,140,081	81	7,444,973	(9,856,966)	(2,411,912)

Issuance of common stock for services in third quarter of 2012			686,000	7	137,193		137,193

Net loss for the year ended December 31, 2012			-	-		(1,136,555)	(1,136,555)

Balance at December 31, 2013			8,826,081	88	7,582,166	(10,993,521)	(3,411,267)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2013	1,100,000	1			79,997		79,998

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the year ended December 31, 2013			-	-		(1,554,662)	(1,554,662)

Balance at December 31, 2013	1,100,000	1	28,910,601	$139	$8,264,650	$(12,548,183)	$(4,283,393)

Issuance of common stock for services in first quarter of 2014			5,915,920	6	59,153		59,159

Issuance of Series B Preferred stock for services in fourth quarter of 2014			61,433,100	61	369,105		369,105

Cumulative adjustment to Retained Earings						(6,332)	(6332)

Net loss for the year ended December 31, 2014						(226,533)	(226,533)

Balance at December 31, 2014	1,100,000	1	96,259,621	$207	$8,692,908	$(12,781,048)	$(4,081,601)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
	(Unaudited and unreviewed)
OPERATING ACTIVITIES
Net income (loss)	$(226,532)	$(1,554,662)

Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Disposition of Fixed Assets	13,457	-
Issuance of common stock for services
Provision for doubtful accounts	-	141,900
Changes in operating assets and liabilities:
Accounts receivable	(27,753)	(86,180)
Inventories	135,911	6,967
Prepaid expenses and other current assets	9,526	15,000
Employee advances	450	980
Accounts payable and accrued expenses	(582,899)	917,147
Net cash provided by (used for) operating activities	(677,840)	(619,350)
INVESTING ACTIVITIES
Issuance of notes payable for trade payables	257,761	-
	-	-

Net cash used for investing activities	257,761

FINANCING ACTIVITIES
Issuance of stock for acquisition	428,325	682,5236
Repayment of debt	(42,391)	(77,606)

Net cash used for financing activities	(385,934)	(604,930)

NET INCREASE (DECREASE) IN CASH	(34,145)	(14,420

CASH BALANCE BEGINNING OF PERIOD	38,337	52,757

CASH BALANCE END OF PERIOD	$4,492	$38,337

Supplemental Disclosures:
Interest	$240,684	$430,882
Taxes	$-	$-

Common stock subject to mandatory redemption issuable to Globank Corp. pursuant to December 31, 2013 loan modification (charged to debt discounts)	$250,000	$250,000

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

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

Medical Infusion Technologies, Inc. was incorporated in November 1991 in the state of Georgia. On July 6, 2006, an agreement and plan of merger was made between MIT Holding, Inc., a Delaware corporation, Medical Infusion Technologies, Inc., and MIT Acquisition A, Inc. By this agreement, MIT Holding, Inc. became the parent company and Medical Infusion Technologies, Inc. and MIT Ambulatory Care Center, Inc., the wholly-owned subsidiaries. This company is presently inactive.

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

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MIT Holding, Inc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of December 31, 2014 and December 31, 2013.

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

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5-7 years
Computer equipment	3-7 years
Vehicles	5-7 years

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

8.	Long-Lived Assets

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

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 26,736 for the year ended December 31, 2014 and $ 38,140 for the year ended December 31, 2013.

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

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended December 31, 2014 and 2013, diluted weighted average number of common shares outstanding exclude 3,593,460 (2013: 3,593,460) shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

(Unaudited and unreviewed with respect to year ended December 31, 2014)

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

NOTE B – GOING CONCERN

At December 31, 2014, the company had negative working capital of $3,434,982 and a stockholders’ deficiency of $4,081,601. From inception the Company has incurred an accumulated deficit of $12,781,048. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31,
	2014	2013
Ambulatory care	$-	$102,963
Infusions	-	227,649
Durable medical equipment	-	191,932
	418,538

Total	418,538	522,544

Allowance for doubtful accounts	(208,268)	(342,028)

Net	$208,269	$180,516

The allowance for doubtful accounts changed as follows:

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$342,028	$200,127
Reduction in provision bad debt	133,760	141,900

Balance, end of year	$208,268	$342,028

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE D – INVENTORIES

Inventories consist of:

	December 31,
	2014	2013
Ambulatory care	$-	$33,978
Infusions	-	54,364
Durable medical equipment	-	47,569
Wholesale/International

Total	$1	$135,911

NOTE E – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	December 31,
	2014	2013
Consideration to seller of Infusion and Ambulatory (and Company’s chief operating officer) attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE F – LONG-TERM DEBT

The Company’s debt is as follows:

	December 31, 2014	December 31, 2013
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001 (interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $0, respectively) MIT’s newly elected Co-Chairman and Co-President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s new Chief Financial Officer, Secretary and Director has had a professional relationship with a financing entity in which the president of Globank is involved in.	$955,727	$694,227

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s Chief Executive Officer	135,454	154,683

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28,2013 , secured by Company assets and guaranty of the Company’s Chief Executive Officer	-	22,962

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s former Chief Executive Officer, William C. Parker	375,410	341,595

Notes Payable to Former Employess for past obligations	223,945

Total	1,690,516	1,213,647

Current portion of debt	1,690,516	1,213,647

Long – term debt	$-	$-

At December 31, 2014, the debt is due as follows:

Year ending December 31,
2013	$1,690,516

Total	1,690,516
Less unamortized debt discounts

Net	$1,690,516

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE F – LONG-TERM DEBT (continued)

On December 31, 2013, the Company entered into a Loan and Security Agreement (the “New Loan”) with Globank Corp. (“Globank”) to modify the Original Agreement and Original Note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2014,and the interest rate was reduced from 60% to 14.9% per annum. The $537,727 increase in principal was applied as follows:

Company satisfaction of accrued interest payable on Original Note	$322,727
Company satisfaction of Renewal Fee due to Globank	160,000
Company satisfaction of attorney fees	5,000
Company receipt of New Loan proceeds on January 24, 2011	50,000

Total	$537,727

Also, pursuant to the New Loan, the Company agreed to issue Globank 5,000,000 restricted shares of its common stock (which occurred January 19, 2011)(the “Stock”) and Globank agreed not to transfer the Stock without the Company’s prior written consent and appointed the Company’s Chairman of the Board as its proxy with respect to the Stock for all voting purposes to December 31, 2014. The Company is to redeem the Stock no later than January 1, 2014 for an amount equal to $250,000 (“Minimum Stock Redemption Amount”) plus 50% of the excess of the Payoff Value (based on the average closing sales price of the Stock for the 5 consecutive trading days immediately preceding the Payoff Date) over $250,000, if any. The New Loan also provides for anti-dilution rights to Globank whereby Globank is to be issued additional shares of Company common stock if the Company issues additional shares to another person or entity (so that Globank retains the same percentage of stock ownership). The Stock has been reflected at the Minimum Stock Redemption Amount of $250,000 as “Common Stock Subject to Mandatory Redemption” within liabilities in the consolidated balance sheet at December 31, 2014. ALL STOCK RESTRICTIONS HAVE BEEN REMOVED BY MIT.

The Renewal Fee of $160,000 and the Minimum Redemption Amount of $250,000 have been reflected as debt discounts in the consolidated balance sheet at December 31, 2014 and will be amortized over the term of the New Note and recognized as interest expense.

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

(Unaudited and unreviewed with respect to year ended December 31, 2014)

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

The fair values of the financial instruments consisted of:

	December 31, 2014		December 31, 2013
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$75,869	3,593,460	$75,869
Warrants	8,168,780	817	8,168,780	817

Total financial instruments	11,762,240	$76,587	11,762,240	$76,587

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2014:

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

	Common
	Shares	Fair
	Equivalent	Value

Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)

Balance, December 31, 2011	11,762,240	72,686
Revaluation charged to operations	-	35,395
Balance March 31, 2012	11,762,240	108,081
Revaluation charged to operations	-	41,375
Balance, June 30, 2012	11,762,240	149,459
Revaluation credited to operations		(29,838)
Balance September 30, 2012	11,762,240	119,621
Revaluation credited to operations	-	(5.817)
Balance, December 31, 2013	11,762,240	113,804
Revaluation to operations
Balance, March 31, 2014
Revaluation to operations
Balance, June 30, 2014
Revaluation to operations
Balance, September 30, 2014
Revaluation to operations

Balance, December 31,2014	11,762,240	$113,804

NOTE H – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of December 31, 2014 and December 31, 2013, there are 1,796.73 and 1,896.73 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 2,000 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $179.6 for the 179.6 shares issued and outstanding as of December 31, 2014 (December 31,2013: $179.6 for the 179.6 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $295,831 at December 31, 2014 and December 31, 2013, respectively.

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

On October 12, 2012, the Board of Directors authorized 1,100,000 shares of Series B preferred stock, at a par value of $0.000001. During the 2nd Quarter 2013, 1,100,000 shares were issued (550,000 each) to two separate vendors in settlement of $80,000 in debt occurred for prior services. See Note O.

On February 22, 2013 the Company issued a total of 3,584,520 shares of common stock to various vendors providing legal and consulting services valued at .003 cents per share.

On May 15, 2013, the Company issued 16,500,000 shares of common stock in exchange for services and debt.

On January 30,2014, the company 5,915.920 shares in exchange in lieu of fees to directors and for accrued expenses.

On October 24, 2014, the company issued 5,800,000 shares for services performed.

On December 2, 2014, the company issued 55,633,100 shares for accrued expenses of the company.

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2014 and 2013 follows:

*All Warrants have expired as of August 12, 2012

Common Shares Equivalent
Stock
	Options	Warrants
Outstanding at December 31, 2013	600,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2014	600,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2014	600,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE J – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at December 31, 2014 and 2013 are:

*All options have expired as of August 12, 2012.

Date Granted	Number Outstanding	Number Exercisable	Expiration Price	Expiration Date

May 2, 2007	600,000	600,000	$0.50	May 2, 2012

Totals	600,000	600,000

Common stock purchase warrants outstanding at December 31, 2014 and December 31, 2013 are:

Date Granted	Number Outstanding	Exercise Price	Expiration Date
May 31, 2007	8,168,780	$0.75	August 13, 2012
July 30, 2007	250,000	$2.20	July 30, 2012

Total:	8,418,780

NOTE K – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Expected income tax expense (benefit) at 34%	$(582,585)	$(386,429)
Non-deductible stock-based compensation	-	343,782
Non-deductible expense (non taxable income) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	37,429
Change in valuation allowance	582,585	5,218

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

The components of net deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013

Allowance for doubtful accounts	$208,268	$342,028
Net operating loss carryforward	4,683,859	4,757,326
Total	5,192,127	5,099,354
Less valuation allowance	(5,192,127)	(5,099,354)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of December 31, 2014 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE L – OPERATING SEGMENTS (Reserved)

This Note is reserved for future reporting. As of September 30, 2014, there are no active segment operations to report.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE M – COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of September 30, 2014, there are no current Employment Agreements in effect.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company is headquartered in Los Angeles, California at 11835 W. Olympic Blvd, Suite 1235E and leases office space, under a month to month verbal agreement at rent totaling $2,142.50 per month. The Company’s administrative Offices are at 601 Jefferson Davis Hwy, Suite 201, Fredericksburg, VA 22401.

At December 31, 2014, future minimum rental commitments under all non-cancellable operating leases are due as follows: The company has no leases in place

Delinquent Payroll Tax Returns and Payments

The Company is delinquent in filing certain Federal and Georgia payroll tax returns resulting in the non-payment of the related withholdings and employer taxes. The delinquency and non-payments are for the quarterly periods ended December 31, 2013, March 31, 2010, June 30, 2010, and September 30, 2010.

The total amount of money owed (excluding potential late filing and late payment penalties) at December 31, 2014 is approximately $688,447(which is included in “accounts payable and accrued expenses” in the accompanying consolidated balance sheet at December 31, 2014).

In October 2010, we retained the public accounting firm Drakeford and Drakeford to contact the Internal Revenue Service and the Georgia tax authority to negotiate various payment plans associated with the amounts owed. In connection therewith, we sent $60,000 to Drakeford and Drakeford for the sole purpose of satisfying portions of these payroll tax obligations. To the extent unused, Drakeford and Drakeford is required to return any unused portion to the Company. The $60,000 has been fully disbursed to Federal and State Agencies over multiple periods of delinquest payroll tax.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and unreviewed with respect to year ended December 31, 2014)

NOTE N – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 the company had no related party transactions.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 20133 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

None.

Item 10. Directors And Executive Officers Of The Registrant.

As of December 31, 2014 – our executive officers and directors are:

NAME	AGE	POSITION WITH COMPANY

Walter H. C. Drakeford	70	CEO,Chairman, Director

Tommy J. Duncan	59	President, Director

Robert Rubin	72	Director

Tommy J. Duncan

Mr. Duncan became a member of the Board of Directors of MIT in May 2007 and was elected President in February 2015, and joined the board of directors of Medical Infusion Group in September 2006. Mr. Duncan is employed with Southeast Vending, LLC, where he has been President since 2001, and he is its sole member. He has been President of Southeast Lumber and Construction, Inc. since 2001, and Secretary and Treasurer of both Custom Locators, Inc. and Auto Locators, Inc., since 2000 and 2004, respectively. Mr. Duncan maintains controlling interests in each entity. Since 2005, Mr. Duncan has been a member of the Board of Directors of CNB BanCorp, Inc., the holding company for Citizens National Bank, a national commercial bank based in Windsor Virginia. Mr. Duncan graduated from the University of Georgia in 1976 with a BBA in Accounting. The Board believes that Mr. Duncan has the experience, qualifications, attributes and skills necessary to serve on the Board because of his experience in finance, his having provided leadership and strategic direction to the Company and his unparalleled knowledge of the Company and its business. Mr. Duncan is not a member of the Board of any other public company or any investment company, nor has he been a member of the boards of directors of such companies for the past five years except for CNB BanCorp, Inc.

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

Robert L. Yates, CFO

Mr. Yates joined MIT Holding in 2008 as Controller. Mr. Yates relocated to Savannah, Georgia in 2006 and, after a brief retirement, decided to rejoin the workforce. Since 1987, Mr. Yates has served as Controller or Chief Financial Officer in small-to-medium size firms in Northern California. Mr. Yates received his accounting degree from San Jose State University in 1978 and gained his accounting and auditing experience with Arthur Young & Co. in San Jose, California. He obtained his license as a Certified Public Accountant in 1980. Mr. Yates is a veteran who served in the US Air Force in the Vietnam era.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that the following persons failed to satisfy the filing requirements of Section 16(a):

1.	Mr. Robert Rubin, Director – no Form 3 or 5 is on file

2.	Mr. Tommy J. Duncan, President, Director – no Form 3 or 5 is on file

3.	Mr. Drakeford, Chief Executive Officer, Chairman of the Board

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

Name and				Stock	Options	Non- equity incentive plan	Change in pension value and nonqualified deferred compensation	ALL OTHER
Principal		Salary	Bonus	Awards	Awards	compensation	earnings	COMPENSATION	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William C. Parker	2012 2011 2010 2009 2008	9,678 151,125 231,750 175,807 230,029	— — —	— — —	— — —	— — —	— — —	19,850 67,404 67,282 81,408 91,130	29,528 219,532 296,448 325,208 321,159
Walter Drakeford	2012 2011	9,000 155,150	—	—	—	—	—	19,850	28,850 155,150
Arlene Wilhelm	2012 2011 2010 2009	25,115 163,328 146,016 149,345	— — —	— — —	— — —	— — —	— — —	70,615 — 24,586 27,240	95,730 163,328 170,602 162,844
Brinson Clements	2012 2011 2010 2009 2008	5,107 130,795 132,260 132,800 130,730	— — —	— — —	— — —	— — —	— — —	107,093 — —	112,200 130,795 132,260 132,800 130,730

Employment Agreements

There are no Employment agreements in effect as of December 31, 2014.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below shows the amount of our common stock beneficially owned as of March 12, 2015 by each of our directors and officers, all executive officers and directors as a group, and each person whom we believe beneficially owns more than 5% of our outstanding voting stock. As of March 12, 2015 there were 96,259,621 shares of common stock of the Company issued and outstanding.

Name	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Class (1)
Federated Acceptance, Inc.	25,100,000	30.84
Arlene Wilhelm	1,442,500	1.77
Brinson Clements (1)	300,000	*
Tommy J. Duncan (1)(2)	483,158	*
Robert Rubin (1)(2)(3)	483,158	*
Meyers Associates, LP (4)	3,475,000	4.27
Walter H.C. Drakeford	100,000	*
All Executive Officers and Directors as a Group (7 persons)	29,941,316	36.78

*	Less than 1%

(1)	Includes options to purchase 100,000 shares of common stock of MIT, which options vested on May 2, 2008 provided the director remains a director of the company.

(2)	20,000 shares were issued on May 2, 2007 to each of Messrs. Duncan, Rubin and Bagwell as outside directors of the Company. The shares vested on May 2, 2008.

(3)	Excludes 1,148,668 shares of common stock, warrants to purchase 173,020 shares of common stock and Series A Preferred Stock convertible into 173,020 shares of common stock by the Rubin Family Irrevocable Stock Trust, over which Mr. Rubin disclaims beneficial ownership.

(4)	Includes 935,000 shares of common stock and an option to purchase up to 635 units, each unit consisting of one share of Series A Preferred Stock and one Warrant to purchase 2,000 shares of common stock, at a purchase price of $1,000 per unit. Meyers Associates L.P. disclaims beneficial ownership of 980,000 shares of common stock owned by Bruce Meyers, an affiliate of Meyers Associates L.P.

(5)	The Board of Directors met three times in 2014 and not all members were present. The audit committee and the compensation committee met jointly with the other independent directors once, and all members were present.

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

On August 1, 2008, MIT borrowed $500,000 from Globank, Inc. The loan bore interest at the rate of 6% per year, with monthly payments of interest only of $25,000 beginning on September 1, 2008. The term of the loan was for 24 months. The loan matured in August, 2010 and was replaced with a new loan bearing an interest rate of 14.9% with interest payable monthly plus $1,000 toward principal and is for a 3 year term ending December 31, 2014.

Director Independence

Each of Messrs. Rubin and Duncan is an independent director and together they do not constitute a majority of the Board of Directors. Neither they nor their affiliates have taken any positions inside the company except for being the independent directors, and are thus considered as independent.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this annual report on From 10-K for the year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIT Holding, Inc.

By:	/s/ Walter H.C. Drakeford
Walter H.C. Drakeford, Chief Executive Officer

Date: April 20, 2015

Signature	Title	Date

/s/ Walter H. C. Drakeford	Chief Executive Officer, Director	April 20, 2015
Walter H. C. Drakeford

/s/ Tommy J. Duncan	President, Director	April 20, 2015
Tommy J. Duncan

