Form 10-Q
period 2015-03-31
MIT Holding, Inc.
filed 2015-05-15
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, no par value per share, outstanding as of March 12, 2015 was 96,259,621.

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2015

INDEX

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,197	$4,192
Accounts receivable, net of allowance for doubtful accounts of $75,860 and $208,269, respectively	75,860	208,269
Inventories	-	-
Employee advances	-	-
Prepaid expenses and other current assets	-	-

Total current assets	78,057	212,461

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,042 and $6,900, respectively	8,042	6,900

OTHER ASSETS
Note receivable from purchaser of discontinued operations Originally $4,000,000	400,000	400,000

Total other assets	400,000	400,000

TOTAL ASSETS	$486,100	$619,361

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,753,591	$2,859,828
Current portion of long-term debt	1,673,146	1,690,516

Total current liabilities	4,426,737	4,550,344

Long-term debt	-	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	-	-
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.67 and 179.67 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	151,738	151,738
Warrants	5,213	5,213

TOTAL LIABILITIES	4,583,688	4,707,295

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 and 179.67 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (included in liabilities)	-	-
Series B Preferred stock, $0.000001 par value 1,100,000 shares authorized. 1,100,000 shares outstanding at March 31, 2015 ( See Note Q)	1	1
Common stock, $0.000001 par value; 250,000,000 shares authorized, 96,259,621 and 96,259,621 shares issued and outstanding and to be issued at March 31, 2015 and December 31, 2014, respectively	206	206
Additional paid-in capital	8,692,906	8,692,906
Accumulated deficit	(12,790,702)	(12,781,047)

Total stockholders’ deficiency	(4,097,588)	(4,087,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$486,100	$619,361

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

UNAUDITED AND UNREVIEWED

	March 31, 2015	March 31, 2014

Revenue

Sales and services rendered	$489,854	$209,982

Cost of medical supplies	211,933	82,191

Gross profit	277,921	127,791

Operating Expenses
Salaries and payroll cost	4,800	58,534
Selling, general and administrative	226,301	113,532
Provision for doubtful accounts	-	-
Depreciation and amortization	-	-

Total operating expenses	231,101	172,066

Income (loss) from operations	46,820	(44,275)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Interest expense	(56,475)	(61,450)

Income (loss) before provision for income taxes	(9,655)	(105,725)

Provision for income taxes	-	-

Net income (loss)	(9,655)	(105,725)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$(9,655)	$(105,725)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	96,259,621	32,854,548

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED AND UNREVIEWED)

	Series B Preferred Stock Shares	$0.000001 par value Amount	Common Stock Shares	$0.000001 par value Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s (Deficiency)
Balance at December 31, 2012			8,826,081	88	7,582,166	(10,999,853)	(3,417,599)

Issuance of common stock for services in first quarter of 2013			3,584,520	35	107,501		107,536

Issuance of Series B Preferred stock for services in second quarter of 2012	1,100,000	1			79,999		80,000

Issuance of common stock for services in second quarter 2013			16,500,000	16	494,984		495,000

Net loss for the twelve months ended December 31, 2013			-	-		(1,554,662)	(1,554,662)

Balance at December 31, 2013	1,100,000	1	28,910,601	140	8,264,650	(12,554,515)	(4,289,725)

Issuance of common stock for Settlement of liabilities in second quarter 2014			5,915,920	6	59,153		59,159

Issuance of common stock for Settlement of liabilities in fourth quarter of 2014			64,133,100	61	369,105		369,167

Net loss for the twelve months ended December 31, 2014			-	-		(226,533)	(226,533)

Balance at December 31, 2014	1,100,000	1	96,259,621	207	8,692,908	(12,781,048)	(4,087,934)

Net loss for the three months ended March 31, 2015			-	-		(9,655)	(9,655)

Balance at March 31, 2015	1,100,000	1	96,259,621	207	8,692,908	(12,790,702)	(4,097,588)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

UNAUDITED AND UNREVIEWED

	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income (loss)	$(9,655)	$(105,725)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-	-
Depreciation and amortization	-	-
Changes in operating assets and liabilities:
Accounts receivable	132,409	(43,817)
Inventories	-	(7,006)
Prepaid expenses and other current assets	-	1000
Employee advances	-	-
Accounts payable and accrued expenses	(106,236)	(546,214)
Net cash provided by operating activities	16,518	(687,751)

INVESTING ACTIVITIES
Capital expenditures	(1,143)

Net cash used for investing activities	(1,143)

FINANCING ACTIVITIES
Issuance of common stock for services	-	769,070
Repayment of debt	(17,370)

Net cash used for financing activities	(17,370)	769,070)

NET INCREASE (DECREASE) IN CASH	(1,995)	81,319

CASH BALANCE BEGINNING OF PERIOD	4,192	38,336

CASH BALANCE END OF PERIOD	$2,197	$119,655

Supplemental Disclosures:
Interest	$56,475	$61,450
Taxes	$-	$-

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

MIT Holding, Inc., a Delaware corporation, is a holding company. Through it’s affiliations and contractors, prepares intravenous medication for home infusion by the patient, administers intravenous infusions, provides medical management services, and contracts ambulatory centers where therapies are administered and sells and rents home medical equipment.

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

March 31, 2015

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of March 31, 2015 and December 31, 2014.

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

March 31, 2015

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

March 31, 2015

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 405 for the period ended March 31, 2015 and $ $ 26,736 for the year ended December 31, 2014.

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

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the years ended March 31, 2015 and 2014, diluted weighted average number of common shares outstanding exclude 3,593,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

March 31, 2015

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

NOTE B – GOING CONCERN

At March 31, 2015, the company had negative working capital of $3,725,908 and a stockholders’ deficiency of $4,097,588. From inception the Company has incurred an accumulated deficit of $12,790,702. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE C – RESERVED

NOTE D – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,
	2015	2014
Ambulatory/Infusion/DME	$284,128	$566,360

Total	284,128	566,360

Allowance for doubtful accounts	(208,268)	(342,027)

Net	$75,860	$224,333

The allowance for doubtful accounts changed as follows:

	Year Ended March 31,
	2015	2014
Balance, beginning of year	$208,268	$342,027
Provision for doubtful accounts	-	-
Writeoffs

Balance, March 31,2015	$208,268	$342,027

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE E – INVENTORIES

Inventories consist of:

	March 31,
	2015	2014
Ambulatory/Infusion/DME	$-	$128,906

Total	$-	$128,906

NOTE F – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	March 31,
	2015	2014
Consideration to seller of Infusion and Ambulatory attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE G – LONG-TERM DEBT

The Company’s debt at March 31, 2015 is as follows:

	March 31, 2015	March 31, 2014
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Chairman and President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$955,727	$694,227

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s former Chief Executive Officer, William C. Parker	134,305	154,863

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28,2013 , secured by Company assets and guaranty of the Company’s former Chief Executive, William C. Parker	-	22,962

Notes Payable to former employees of the company for past wages and other obligations	207,704	-

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s former Chief Executive Officer, William C. Parker	375,410	341,595

Total	1,673,146	1,213,646

Current portion of debt	1,673,146	1,213,646

Long – term debt	$-	$-

At March 31, 2015, the debt is due as follows:

Year ending December 31,
2014	1,213,646

Less unamortized debt discounts	(410,000)
Net	$813,646

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

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

The fair values of the financial instruments consisted of:

	March 31, 2015		December 31, 2014
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	3,593,460	$71,869	3,793,460	$151,738
Warrants	8,168,780	817	8,168,780	25,323

Total financial instruments	11,762,240	$72,686	11,962,240	$177,061

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2015:

	Common Shares Equivalent	Fair Value
Balance, January 1, 2009	11,962,240	$333,802
Revaluation credited to operations	-	(164,271)
Balance, March 31, 2009	11,962,240	169,531
Revaluation charged to operations	-	789,139
Balance, June 30, 2009	11,962,240	958,670
Revaluation credited to operations	-	(403,695)
Balance, September 30, 2009	11,962,240	554,975
Revaluation credited to operations	-	(377,914)
Balance December 31, 2009	11,962,240	177,061
Revaluation charged to operations		332,169
Balance March 31, 2010	11,962,240	509,230
Revaluation credited to operations	-	(295,050)
Balance June 30, 2010	11,962,240	214,180
Conversion of Series A Convertible Preferred Stock	(200,000)	(8,000)
Revaluation credited to operations	-	(52,639)
Balance September 30, 2010	11,762,240	153,541
Revaluation credited to operations	-	(80,855)
Balance, December 31,2011	11,762,240,	72,686,
Revaluation credited to operations		35,395
Balance, March 31, 2015	11,762,240	$108,081

NOTE I – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 5,000 shares have been designated Series A Preferred Stock, par value $ 0.000001. As of March 31, 2015 and December 31, 2013, there are 179.7 and 179.7 shares of Series A Preferred Stock issued and outstanding, respectively. Holders of Series A Preferred Stock are entitled at any time to convert their shares of Series A Preferred Stock into Common Stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 200 shares of Common Stock, equivalent to a Conversion Price of $0.50 per share. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of MIT’s Common Stock; an issuance of Common Stock or other securities of MIT as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization of MIT. In the event that MIT issues any additional shares of its Common Stock following the Offering, the Conversion rate will be that number of shares of Common Stock equal to $1,000 divided by the price per share at which MIT issues Common Stock in such offering. At our option, following the effectiveness of a registration statement registering the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants, if the price of the Common Stock trades above 300% of the Conversion Price per share during any period of 30 consecutive trading days and the average trading volume is at least 50,000 shares per day, for such 30 day period, each share of Series A Preferred Stock can be automatically converted into Common Stock at the Conversion Rate then in effect.

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 179.7 shares issued and outstanding as of March 31, 2015 (December 31,2014: $1,896,730 for the 179.7 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $386,297 at March 31, 2015 and December 31, 2014 respectively.

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $386,297 at March 31, 2015 and December 31, 2014 respectively.

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

On January 30, 2014, the company 5,915.920 shares in exchange in lieu of fees to directors and for accrued expenses.

On October 24, 2014, the company issued 5,800,000 shares for services performed.

On Dec 2, 2014, the company issued 55,633,100 shares for accrued expenses of the company.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS

A summary of stock options and warrants activity for the years ended December 31, 2013 and December 31, 2014 and for the three months ended March 31, 2015 follows:

All options have expired as of August 12, 2012

Common Shares Equivalent
	Stock Options	Warrants
Outstanding at December 31, 2013	60,000	8,418,780
Granted and issued	-	-
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2014	60,000	8,418,780
Granted and issued	-	-
Exercised		-
Forfeited/expired/cancelled	-	-

Outstanding at March 31, 2015	60,000	8,418,780

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE K – STOCK OPTIONS AND COMMON STOCK PURCHASE WARRANTS (Continued)

Stock options outstanding at March 31, 2015 and 2014 are:

All options have expired as of August 12, 2012.

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

May 2, 2007	60,000	60,000	$0.50	May 2, 2012

Totals	60,000	60,000

Common stock purchase warrants outstanding at March 31, 2015 and March 31, 2014 are:

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

NOTE L – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	3 Months Ended	3 Months Ended
	March 31, 2015	March 31, 2014

Expected income tax expense (benefit) at 34%	$35,946	$147,849
Non-deductible stock-based compensation		107,535
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values
Change in valuation allowance	35,946	255,384

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE L – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	March 31, 2015	March 31, 2014

Allowance for doubtful accounts	$342,027	$342,027
Net operating loss carryforward	4,698,489	2,422,594
Total	4,906,757	2,764,621
Less valuation allowance	(4,906,757)	(2,764,21)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of March 31, 2015 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE M – OPERATING SEGMENTS

The Company had four principal operating segments, which have been discontinued as of January 1, 2014

NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of March 31, 2015, there are no current Employment Agreements in effect.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

UNAUDITED AND UNREVIEWED

NOTE O – COMMITMENTS AND CONTINGENCIES (continued)

Lease Agreements

The Company is headquartered in Los Angeles, California at 11835 W. Olympic Blvd, Suite 1235E. The Company’s administrative Offices are at 601 Jefferson Davis Hwy, Suite 201, Fredericksburg, VA 22401. Both locations are under month to month verbal agreements at rent totaling $2,142.50 per month

At December 31, 2014, future minimum rental commitments under all non-cancellable operating leases are due as follows: The Company has no written leases in place at this time.

Rent expense for the period ended March 31, 2015 and 2014 was $3,448 and $16,678, respectively.

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

Overview

Through it’s affiliations and contractors, MIT prepares intravenous medication for home infusion by the patient, administers intravenous infusions, provides medical management services, ambulatory center where therapies are administered and sells and rents home medical equipment.

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

Results of Operations

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014.

Revenues

Consolidated revenues for the quarter ended March 31, 2015 were $489,854 as compared to $209,982 for the quarter ended March 31, 2014, representing an increase of $279,872 or 133.3%. The increase in sales and all expense categories is due to the increase in referrals and the execution of subcontractor services for the three months ended March 31, 2015. Consolidated cost of sales for the quarter ended March 31, 2015 were $211,932 or 43.3% of sales as compared to cost of sales for the quarter ended March 31, 2014 of $82,191 or 39.1% of sales. This resulted in a gross profit for this quarter of $277,922 or 56.7% as compared to gross profit for the same quarter in 2014 of $127,790 or 60.9%. The increase in revenue was due to increased referrals and the use of subcontractors. The increase in the costs of good sold for the quarter, were due to increased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

The Company had four principal operating segments, which have been discontinued as of January 1, 2014.

Operating Expenses

Total operating expenses increased $59,034 or 34.3% to $231,101 for the quarter ended March 31, 2015, from $172,066 for the same period in 2014. The increase in operating expense is attributable to the increase in costs associated with usage of subcontractors. The major components of operating expense exclusive of discontinued operations include:

●	Salaries and payroll related costs decreased from $58,534 to $4,800 for the first quarter of 2015 or a reduction of 91.8% over the quarter ended March 31, 2014. The decrease was due primarily to reductions in personnel in various departments that reduced costs while switching to using subcontractors while maintaining the quality of services performed.

●	Selling, general and administrative expenses increased $59,034 or 34.3% to $231,101 for the quarter ended March 31, 2015 as compared to $172,066 for the same period in 2014. The company has been able to reduce spending levels as a percentage of sales. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Accounting and legal fees $18,583; payroll costs for the quarter were $4,800; rent expense was $3,448; office expense was $1,506 and telephone expenses were $1,798. Additional expenses included contract labor expense of $2,000.

●	Depreciation and amortization was $0 for the quarter ended March 31, 2015 as compared to $0 for the same period in 2014.

Income from Operations

Income from operations increased $91,096 from $(44,276) in 2014 to $46,821 in 2015. The increase was attributable to the increase in gross profit resulting from higher revenues and the decrease in operating expenses as a percentage of sales as discussed above.

Net income (Loss)

Net income (loss) decreased $96,072 from a net loss of ($105,726) in 2014 to a net loss of ($9,654) in 2015. The decrease is attributable to increase in the revenues and a decrease in overhead expenses for the period.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $2,196 as compared to $4,192 at March 31, 2014. As of March 31, 2015 we had a working capital deficit of $(3,116,138). For the three months ended March 31, 2015, net cash provided by operating activities aggregated $16,518 as compared to cash used by operating activities of ($687,751) for the three months ended March 31, 2014. Cash used by financing activities was $17,370 which was used to reduce creditor balances.

As of March 31, 2015, we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 14.9% per annum. The term loan from Globank, Inc. matures on January 31, 2015.

On December 31, 2010, the Company entered into the New Loan with Globank to modify the original agreement and original note dated July 29, 2008. Pursuant to the New Loan and Amended and Restated Promissory Note, the principal amount increased from $500,000 to $1,037,727, the maturity date was extended from July 29, 2010 to January 1, 2015,and the interest rate was reduced from 60% to 14.9% per annum.

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of March 31, 2015, we were engaged in litigation in the normal course of business.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: May 15, 2015	By	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, President, Chairman and Chief Executive Officer

