Form 10-Q
period 2015-09-30
MIT Holding, Inc.
filed 2015-11-27
CIK 1367416

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, no par value per share, outstanding as of June 30, 2015 was 96,259,621

MIT HOLDING, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2015

INDEX

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MIT HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED AND UNREVIEWED

	September 30, 2015	December 31, 2014
		RESTATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,107	$4,192
Accounts receivable, net of allowance for doubtful accounts of $208,268 and $342,027, respectively	248,967	208,269
Prepaid expenses and other current assets	32,638	-

Total current assets	289,712	212,461

PROPERTY AND EQUIPMENT, net of accumulated depreciation	5,873	6,900

TOTAL ASSETS	$295,585	$219,361

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,399,900	$1,961,760
Current portion of long-term debt	1,800,828	1,850,536

Total current liabilities	3,200,728	3,812,296

Long-term debt	-	-
Common stock subject to mandatory redemption; 5,000,000 shares issuable at December 31, 2010 (Note F)	250,000	250,000
Estimated liability for equity-based financial instruments with characteristics of liabilities:
Series A Convertible Preferred stock (179.67 and 179.67 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	17,967	17,967
Warrants	-	-

TOTAL LIABILITIES	3,468,695	4,080,263

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.000001 par value; 5,000,000 shares authorized, 179.67 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (included in liabilities)	-	-
Series B Preferred stock, $0.000001 par value 1,100,000 shares authorized. 1,100,000 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.000001 par value; 250,000,000 shares authorized, 109,978,063 and 92,613,621 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	109	92
Additional paid-in capital	12,322,576	11,975,304
Accumulated deficit	(15,495,796)	(15,836,299)

Total stockholders’ deficiency	(3,173,110)	(3,860,902)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$295,585	$219,361

The accompanying notes are an integral part of these statements

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

UNAUDITED AND UNREVIEWED

	September 30, 2015	September 30, 2014

Revenue

Sales and services rendered	$1,117,686	$711,215

Cost of medical supplies	222,793	233,462

Gross profit	894,893	477,453

Operating Expenses
Salaries and payroll cost	14,390	126,212
Selling, general and administrative	324,948	334,129
Stock issued for services	157,550	-
Depreciation and amortization	1,027	-

Total operating expenses	497,915	480,341

Income (loss) from operations	396,978	(2,588)

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values	-
Interest expense	(56,475)	(182,285)

Income (loss) before provision for income taxes	340,503	(184,873)

Provision for income taxes	-	-

Net income (loss)	340,503	(184,873)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$340,503	$(184,873)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	95,507,695	80,939,979

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

UNAUDITED AND UNREVIEWED

	September 30, 2015	September 30, 2014

Revenue

Sales and services rendered	$265,962	$238,062

Cost of medical supplies	2,794	72,549

Gross profit	263,168	165,513

Operating Expenses
Salaries and payroll cost	-	5,600
Selling, general and administrative	30,055	139,118
Stock issued for services	157,550	-
Depreciation and amortization	1,027	-

Total operating expenses	188,632	144,718

Income from operations	74,536	20,795

Other income (expense):
Income (expense) from revaluation of equity-based financial instruments with characteristics of liabilities at fair values
Interest expense	-	(123,900)

Income (loss) before provision for income taxes	74,536	(103,105)

Provision for income taxes	-	-

Net income (loss)	74,536	(103,105)

Increase in cumulative dividends payable on Series A Preferred Stock	-	-
Net income (loss) attributable to common stockholders	$74,536	$(103,105)

Net income( loss) per common share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	98,401,768	82,374,957

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED AND UNREVIEWED)

	Series B Preferred Stock Shares	$0.000001 par value Amount	Common Stock Shares	$0.000001 par value Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s (Deficiency)
Balance at December 31, 2012			8,820,106	9	7,559,845	(11,377,453)	(3,817,599)

Issuance of common stock for services in first quarter of 2013			3,584,520	4	125,454		125,458

Issuance of Series B Preferred stock for services in second quarter of 2012	1,100,000	1			79,999		80,000

Issuance of common stock for services in third quarter 2013			63,404,411	63	3,170,157		3,170,220

Issuance of common stock for services in the fourth quarter 2013			1,400,000	1	318,499		318,500

Net loss for the twelve months ended December 31, 2013			-	-		(4,364,513)	(4,364,513)

Balance at December 31, 2013	1,100,000	1	77,209,037	77	11,253,954	(15,741,966)	(4,487,934)

Issuance of common stock for Settlement of liabilities in first quarter 2014			5,165,920	5	516,587		516,592

Issuance of common stock for Settlement of liabilities in 2nd-4th quarter of 2014			10,238,664	10	204,763		204,773

Net loss for the twelve months ended December 31, 2014			-	-		(94,333)	(94,333)

Balance at December 31, 2014	1,100,000	1	92,613,621	92	11,975,304	(15,836,299)	(3,860,902)

Issuance of common stock for accrued expenses and services in the third quarter			17,364,442	17	347,272		347,289

Net income for the nine months ended September 30, 2015			-	-		340,503	340,503

Balance at September30, 2015	1,100,000	1	109,978,063	109	12,322,576	(15,495,796)	(3,173,110)

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

UNAUDITED AND UNREVIEWED

	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net income (loss)	$340,503		$(184,873)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,027		-
Issuance of common stock for accrued expenses and services	347,289		711,291
Changes in operating assets and liabilities:
Accounts receivable	(40,698)		(71,689)
Inventories	-		12,627
Prepaid expenses and other current assets	(32,638)		9,526
Employee advances	-		450
Accounts payable and accrued expenses	(561,860)		(484,852)
Net cash provided (used) by operating activities	53,623		(7,520)

INVESTING ACTIVITIES	-		-

FINANCING ACTIVITIES
Repayment of debt	(49,708)		(18,800)

Net cash used for financing activities	(49,708)		(18,800)

NET INCREASE (DECREASE) IN CASH	3,915		(26,320)

CASH BALANCE BEGINNING OF PERIOD	4,192		38,337

CASH BALANCE END OF PERIOD	$8,107		$12,017

Supplemental Disclosures:
Interest	$56,475		$182,285
Taxes	$-	$

The accompanying notes are an integral part of these statements.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/Basis of Presentation

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

September 30, 2015

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). There were no inventories as of September 30, 2015 and December 31, 2014.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

September 30, 2015

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

Advertising costs are expensed as incurred. Advertising expense totaled $ 4,150 for the period ended September 30, 2015 and $405 for the period ended September 30, 2014.

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

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the nine months ended September 30, 2015 and 2014, diluted weighted average number of common shares outstanding exclude 3,593,460 shares issuable on conversion of Series A Preferred Stock, 600,000 shares issuable on exercise of outstanding options and 8,418,780 shares issuable on exercise of outstanding warrants.

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

September 30, 2015

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

NOTE B – GOING CONCERN

At September 30, 2015, the company had negative working capital of $2,911,016 and a stockholders’ deficiency of $3,173,110. From inception the Company has incurred an accumulated deficit of $15,495,796. These factors raise substantial doubt as the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE C – ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2015	December 31, 2014
Ambulatory/Infusion/DME	$457,235	$550,296

Total	457,235	560,296

Allowance for doubtful accounts	(208,268)	(342,027)

Net	$248,967	$208,269

The allowance for doubtful accounts changed as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of period	$208,268	$342,027
Provision for doubtful accounts	-	-
Writeoffs

Balance, end of period	$208,268	$342,027

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE D – INVENTORIES

There are no inventories as of September 30, 2015 and December 31, 2014.

NOTE E – NON-COMPETE AGREEMENT

Non-compete agreement consists of:

	September 30, 2015	December 31, 2014
Consideration to seller of Infusion and Ambulatory attributable to non-compete agreement executed May 10, 2005	$200,000	$200,000

Accumulated amortization	(200,000)	(200,000)

Net	$-	$-

The non-compete agreement is being amortized over the estimated remaining period of the agreement (see Note M).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE F – LONG-TERM DEBT

The Company’s debt at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Globank Corp., interest at 14.9% payable monthly commencing January 1, 2001(interest at 60% in 2009 and 2010), due in monthly installments of $1,000 from February 1, 2011 to December 1, 2013 and a balloon payment of $1,002,727 on January 1, 2014, secured by Company assets and guaranties of the Company’s chief executive officer and the Company’s three subsidiaries (less unamortized debt discounts of $410,000 and $410,000, respectively) MIT’s Chairman and President, Walter H.C. Drakeford (“Drakeford”) whom is also the Company’s Secretary and Director sat on the same Board of Directors with a financing entity in which the president of Globank is involved in.	$1,115,727	$1,115,727

Cardinal Health fixed rate term note, interest at 10% due in monthly installments of principal and interest of $7,798 through April 10, 2014, secured by guaranty of the Company’s former Chief Executive Officer, William C. Parker	135,454	135,454

Smith Medical – installment loan, interest at 12%, due in monthly installments of principal and interest of $5,212 through December 28,2013 , secured by Company assets and guaranty of the Company’s former Chief Executive, William C. Parker	-	-

Notes Payable to former employees of the company for past wages and other obligations	174,237	223,945

Metro Medical – installment loan, interest at 12% due in monthly installments of principal and interest of $20,000 through August 20,2014, secured by Company assets and guaranty of the Company’s former Chief Executive Officer, William C. Parker	375,410	375,410

Total	1,800,828	1,850,536

Current portion of debt	1,800,828	1,850,536

Long – term debt	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

	Common Shares Equivalent	Fair Value
Series A Convertible Preferred Stock	359,346	$17,967
Warrants, expired

Total financial instruments	359,346	$17,967

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

The fair values of the financial instruments consisted of:

	September 30, 2015		December 31, 2014
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Series A Convertible Preferred Stock	359,346	$17,967	359,346	$17,967
Warrants, expired	-	-	-	-

Total financial instruments	359,346	$17,967	359,346	$17,967

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

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

The liquidation preference amount of each share of Series A Preferred Stock is $1,000, or a total of $1,796,730 for the 179.7 shares issued and outstanding as of September 30, 2015 (December 31,2014: $1,896,730 for the 179.7 shares issued and outstanding).

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

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

Dividends accrue on the Series A Preferred Stock at the rate of 6% per annum and are cumulative. If and when declared, the Company may pay such dividends in cash or common stock. The cumulative undeclared and unpaid dividends are $386,297 and $386,297 at September 30, 2015 and December 31, 2014 respectively.

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

During the third quarter of 2015, the company issued 17,364,442 shares for accrued expenses and services.

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE J – INCOME TAXES

Expected income tax expense (benefit) computed by applying the United States statutory income tax rate of 34% to pretax income (loss) differs from the Company’s provision for (benefit from) income taxes, as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

Expected income tax expense (benefit) at 34%	$115,771	$62,857
Non-deductible stock-based compensation	-	-
Non-taxable income from revaluation of equity-based financial instruments with characteristics of liabilities at fair values
NOL carryforward provision	115,771	62,857
Change in valuation allowance	-

Provision for income taxes	$-	$-

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE J – INCOME TAXES (continued)

The components of net deferred income tax assets are as follows:

	September 30, 2015	September 30, 2014

Allowance for doubtful accounts	$208,268	$358,091
Net operating loss carryforward	4,698,489	2,422,594
Total	4,906,757	2,780,685
Less valuation allowance	(4,906,757)	(2,780,685)
Net deferred income tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not a deferred income tax asset of up to approximately $1,351,003 attributable to the future utilization of the net operating loss carryforwards and other timing differences of approximately $3,973,539 as of September 30, 2015 will not be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2015. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $3,464,820 net operating loss carryforward expires $1,743,693 in year 2028, $983,226 in year 2029 and $737,901 in year 2030.

NOTE K – OPERATING SEGMENTS

The Company had four principal operating segments, which have been discontinued as of January 1, 2014

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE L - COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of September 30, 2015, there are no current Employment Agreements in effect.

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

Rent expense for the period ended September 30, 2015 and 2014 was $13,630 and $10,048 , respectively.

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

MIT HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

UNAUDITED AND UNREVIEWED

NOTE M – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015 and the year ended December 31, 2014 the company had no related party transactions.

NOTE N – DISCONTINUED OPERATIONS

On February 4, 2011, MITRX Corporation (“MITRX”), a South Carolina corporation and subsidiary of the Company, executed two stock purchase agreements (the “Agreements”), pursuant to which it acquired one hundred Percent (100%) of the issued and outstanding equity interests of two companies; National Direct Home Pharmacy, Inc.(“NDHP”) and Palmetto Long Term Care Pharmacy, LLC (“Palmetto”). There are no material relationships between the sellers, their owners, affiliates, officers or directors and MIT’s officers, directors or affiliates.

On September 20, 2011, MITRX closed on the sale of NDHP to TDT Investments Inc, for $110 cash and closed on the sale of Palmetto to Pharmco Inc. in exchange for a $4,000,000 promissory note in favor of MITRX. The note bears interest at 4% per annum and is due and payable on September 30, 2013. A director of the Company is also a director of TDT Investments Inc. and Pharmco Inc.

The gain on disposition of these discontinued operations by MITRX was calculated as follows:

Fair value of $4,000,000 promissory note received from Pharmco Inc. on September 20, 2011	$

Negative net carrying value of NDHP and Palmetto at September 20, 2011		948,786
Gain on disposition of discontinued operations		$948,786

The operations of NDHP and Palmetto for the period January 20, 2011 to August 19, 2011 are summarized below:

Results of Operations

Sales and Services rendered	$12,901,669

Cost of Medical Supplies	10,515,438,

Gross profit	(2,386,231)
Operating Expenses
Salaries and payroll costs	(1,881,909)
Selling, general and administrative	1,424,525
Depreciation Expense	28,583
Total Operating Expenses	$(3,335,017)

Loss from operations of discontinued operations	$(948,786)

On advice of the professionals for the Company, we reduced the reporting of the $4,000,000 promissory note from Pharmco, Inc. until it is collected. The Company is in negotiations with Pharmco, Inc. and TDT Investments and is determined to collect this note.

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

Results of Operations

Comparison of nine months ended September 30, 2015 and 2014.

Revenues

Consolidated revenues for the nine months ended September 30, 2015 were $1,117,686 as compared to $ 711,215 for the nine months ended September 30, 2014, representing an increase of $ 406,471. The increase in sales and all expense categories is due to the increase in referrals and the execution of subcontractor services for the nine months ended September 30, 2015. Consolidated cost of sales for the nine months ended September 30, 2015 were $222,793 or 19,93% of sales as compared to cost of sales for the nine ended September 30, 2014 of $ 233,462 or 32.83 % of sales. This resulted in a gross profit for this period of $894,893 or 80.07% as compared to gross profit for the same period in 2014 of $ 477,753 or 67.17%. The increase in revenue was due to increased referrals and the use of subcontractors. The increase in the costs of good sold for the quarter, were due to increased sales with profit margins remaining virtually unchanged. Utilization of mail order drugs on some higher priced therapies whereby medicines are sent to MIT but billed directly to the payor continue to keep our overall costs low.

The Company had four principal operating segments, which have been discontinued as of January 1, 2014.

Operating Expenses

Total operating expenses was $ 497,865 for the nine months ended September 30, 2015, and $ 480,341 for the same period in 2014. The increase in operating expense is attributable to the increase in costs of issued stock for services. The major components of operating expense exclusive of discontinued operations include:

●	Salaries and payroll related costs decreased from $ 126,212 to $14,390 for the nine months ended September 30, 2015 or a reduction of 88.60 % over the nine months ended September 30, 2014. The decrease was due primarily to reductions in personnel in various departments that reduced costs while switching to using subcontractors while maintaining the quality of services performed.

●	Selling, general and administrative expenses decreased $ 9,181 to $324,948 for the nine months ended September 30, 2015 as compared to $ 334,129 for the same period in 2014. The company has been able to reduce spending levels as a percentage of sales. Overhead items in all areas of operating expenses including advertising and marketing efforts and legal expenses have not changed materially. We anticipate these expenditures to remain flat over the next quarter and any increases that occur will be based on new spending to support an increase in sales from new opportunities in subsequent quarters. Accounting and legal fees $31,167; payroll costs were $14,390; rent expense was $13,630; office expense was $2,502 and telephone expenses were $4,359. Additional expenses included contract labor expense of $8,200.

●	Depreciation and amortization was $1,027 for the quarter ended September 30, 2015 as compared to $0 for the same period in 2014.

Income from Operations

Income from operations increased $ 399,566 from $(2,588) in 2014 to $ 396,978 in 2015. The increase was attributable to the increase in gross profit resulting from higher revenues and the decrease in operating expenses as a percentage of sales as discussed above.

Net income (Loss)

Net income increased from a net loss of ($184,873 ) in 2014 to a net income of $340,503 in 2015. The increase is attributable to increase in the revenues and a decrease in overhead expenses for the period.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $8,107 as compared to $4,192 at December 31, 2014. As of September 30, 2015 we had a working capital deficit of $2,911,016. For the nine months ended September 30, 2015, net cash provided by operating activities aggregated $53,623 as compared to cash used by operating activities of $ 7,520 for the nine months ended September 30, 2014. Cash used by financing activities was $49,708 which was used to reduce creditor balances.

As of September 30, 2015, we were funded primarily through operations and a term loan with Globank. On August 1, 2008, we received a term loan from Globank, Inc. in the amount of $500,000 which bears interest at the rate of 14.9% per annum. The term loan from Globank, Inc. matures on January 31, 2015.

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

We are subject from time to time to litigation relating to the activities of our business and in the marketplace which it serves. As of September 30, 2015, we were engaged in litigation in the normal course of business.

Unless we generate sufficient collections on our receivables, otherwise increase revenues or obtain financing through other means, our operations may be difficult to sustain.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, Walter H.C. Drakeford and Principal Financial Officer, , we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIT HOLDING, INC.

DATE: November 25, 2015	By:	/s/ Walter H. C. Drakeford
Walter H. C. Drakeford, President, Chairman and
Chief Executive Officer

